Form 10-Q
period 2005-03-31
Norcraft Holdings, L.P.; NORCRAFT COMPANIES LP
filed 2005-05-16
CIK 1305018, 1288248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file numbers: 333-119696 and 333-114924

(Primary Standard Industrial Classification
(State or other jurisdiction of	Code Number of Registrant and each	(I.R.S. Employer
incorporation or organization)	Co-Registrant)	Identification No.)

Norcraft Holdings, L.P.

Norcraft Companies, L.P.

(Exact name of registrants as specified in their charters)

Delaware	2434	75-3132727
Delaware	2434	36-4231718

3020 Denmark Avenue, Suite 100

Eagan, MN 55121

(800) 297-0661

(Address of Principal Executive Offices)

(800) 297-0661

(Registrant’s Telephone Number, Including Area Code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) have been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

This Form 10-Q is a combined quarterly report being filed separately by two registrants: Norcraft Holdings, L.P. and Norcraft Companies, L.P. Unless the context indicates otherwise, any reference in this report to “Holdings” refers to Norcraft Holdings, L.P. and any reference to “Norcraft” refers to Norcraft Companies, L.P., the wholly-owned operating subsidiary of Holdings. The “Company”, “we”, “us”, and “our” refer to Norcraft Holdings, L.P., together with Norcraft Companies, L.P.

Norcraft Holdings, L.P.                     Norcraft Companies, L.P.

This combined Form 10-Q is separately filed by Norcraft Holdings, L.P., and Norcraft Companies, L.P. Each Registrant hereto is filing on its own behalf all of the information contained in this quarterly report that relates to such Registrant. Each Registrant hereto is not filing any information that does not relate to such Registrant, and therefore makes no representation as to any such information.

PART I. FINANCIAL INFORMATION

Item 1.

Consolidated Balance Sheets

(dollar amounts in thousands)

(unaudited)

	Norcraft Holdings, L.P.		Norcraft Companies, L.P.
	March 31, 2005	December 31, 2004	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash	$2,572	$823	$2,572	$823
Trade accounts receivable, net	36,738	33,056	36,738	33,056
Inventories	24,158	21,886	24,158	21,886
Prepaid expenses	1,574	1,497	1,575	1,497

Total current assets	65,042	57,262	65,043	57,262

Property, plant and equipment, net	35,568	34,959	35,568	34,959

Other assets:
Goodwill	148,459	148,459	148,459	148,459
Customer relationships, net	60,548	61,664	60,548	61,664
Brand names	49,000	49,000	49,000	49,000
Deferred financing costs, net	11,835	12,523	8,513	9,116
Display cabinets, net	6,711	6,034	6,711	6,034
Deposits	91	91	91	91

Total other assets	276,644	277,771	273,322	274,364

Total assets	$377,254	$369,992	$373,933	$366,585

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,313	$—	$1,313	$—
Accounts payable	11,131	7,299	11,131	7,299
Accrued expenses	20,323	19,888	20,323	19,888
Members’ distribution payable	1,000	—	1,000

Total current liabilities	33,767	27,187	33,767	27,187

Long-term debt	258,437	263,752	173,187	180,500

Total liabilities	292,204	290,939	206,954	207,687

Commitments and contingencies

Members’ equity	85,050	79,053	166,979	158,898

Total liabilities and members’ equity	$377,254	$369,992	$373,933	$366,585

See notes to consolidated financial statements.

Consolidated Statements of Income

(dollar amounts in thousands)

(unaudited)

	Norcraft Holdings, L.P.		Norcraft Companies, L.P.
	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004
Net sales	$91,954	$68,593	$91,954	$68,593

Cost of sales	63,102	45,794	63,102	45,794

Gross profit	28,852	22,799	28,852	22,799

Selling, general and administrative expenses	15,034	13,322	15,034	13,322

Income from operations	13,818	9,477	13,818	9,477

Other expense (income):
Interest expense	5,891	3,938	3,893	3,938
Amortization of deferred financing costs	688	628	602	628
Other, net	—	(4)	—	(4)

	6,579	4,562	4,495	4,562

Net income	$7,239	$4,915	$9,323	$4,915

See notes to consolidated financial statements.

Consolidated Statements of Members’ Equity and Comprehensive Income

(dollar amounts in thousands)

(unaudited)

	Norcraft Holdings, L.P.
	Members’ Equity	Accumulated other comprehensive income (loss)	Total comprehensive income (loss)
Balance, December 31, 2004	$79,053	$(23)	$25,154
Issuance of members’ interest	52	—	—
Distribution to members	(3)	—	—
Repurchase of member’s interest	(236)	—	—
Member tax distributions declared	(1,000)	—	—
Cumulative translation adjustment	(55)	(55)	(55)
Net income	7,239	—	7,239

Balance, March 31, 2005	$85,050	$(78)	$32,338

	Norcraft Companies, L.P.
	Members’ Equity	Accumulated other comprehensive income (loss)	Total comprehensive income (loss)
Balance, December 31, 2004	$158,898	$(23)	$28,197
Issuance of member’s interest	52	—	—
Distribution to members	(3)	—	—
Repurchase of member’s interest	(236)	—	—
Member tax distributions declared	(1,000)	—	—
Cumulative translation adjustment	(55)	(55)	(55)
Net income	9,323	—	9,323

Balance, March 31, 2005	$166,979	$(78)	$37,465

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(dollar amounts in thousands)

(unaudited)

	Norcraft Holdings, L.P.		Norcraft Companies L.P.
	Three Months Ended March 31,		Three Months Ended March 31,
	2005	2004	2005	2004
Cash flows from operating activities:
Net income	$7,239	$4,915	$9,323	$4,915
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment:	1,190	1,015	1,190	1,015
Amortization:
Customer relationships	1,116	1,117	1,116	1,117
Deferred financing costs	688	628	602	628
Display cabinets	910	617	910	617
Provision for uncollectible accounts receivable	194	190	194	190
Provision for obsolete and excess inventory	150	(10)	150	(10)
Provision for warranty claims	715	456	715	436
Accreted interest borrowings on senior notes	1,998	—	—	—
Stock compensation expense	52	—	52	—
Loss (gain) on sale of equipment	54	(3)	54	(3)
Change in operating assets and liabilities:
Accounts receivable	(3,878)	(4,138)	(3,878)	(4,138)
Inventories	(2,431)	(3,267)	(2,431)	(3,267)
Prepaid expenses	(78)	271	(78)	271
Other assets	—	11	—	11
Accounts payable and accrued liabilities	3,546	291	3,546	311

Net cash provided by operating activities	11,465	2,093	11,465	2,093

Cash flows from investing activities:
Proceeds from sale of property and equipment	10	13	10	13
Purchase of property, plant and equipment	(1,863)	(2,090)	(1,863)	(2,090)
Purchase of display cabinets	(1,587)	(1,601)	(1,587)	(1,601)

Net cash used in investing activities	(3,440)	(3,678)	(3,440)	(3,678)

Cash flows from financing activities:
Payments on term loan	(6,000)	(1,250)	(6,000)	(1,250)
Proceeds from issuance of member interests	—	908	—	908
Repurchase of members’ interests	(236)	—	(236)	—
Tax distributions to members	(3)	—	(3)	—

Net cash used in financing activities	(6,239)	(342)	(6,239)	(342)

Effect of exchange rates on cash	(37)	(65)	(37)	(65)

Net increase (decrease) in cash	1,749	(1,992)	1,749	(1,992)

Cash, beginning of the period	823	2,583	823	2,583

Cash, end of period	$2,572	$591	$2,572	$591

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$472	$597	$472	$597

Supplemental disclosure of non-cash transactions:
Tax distributions declared but not paid	$1,000	$—	$1,000	$—

See notes to consolidated financial statements.

Norcraft Holdings, L.P.                     Norcraft Companies L.P.

Notes to Consolidated Financial Statements

(in thousands)

(unaudited)

1.	Basis of Presentation

Norcraft Holdings L.L.C. was formed on August 21, 2003, as a Delaware limited liability company to acquire all the outstanding membership units of Norcraft Companies LLC. On October 10, 2003, Norcraft Holdings L.L.C. converted to a Delaware Limited Partnership and is now Norcraft Holdings L.P. (“Holdings”). Holdings had no activity prior to its acquisition of Norcraft Companies LLC on October 21, 2003. Concurrent with the acquisition, Norcraft Companies LLC converted to a Delaware Limited Partnership and is now Norcraft Companies, L.P. Norcraft Companies, L.P. (“Norcraft,”), a separate public reporting company, is a 100% owned subsidiary of Holdings. Holdings and Norcraft are also collectively referred to as the “Company”.

The consolidated financial statements of Holdings include the accounts of its 100% owned subsidiary, Norcraft. In August 2004, Holdings and Norcraft Capital Corp., Holdings’ wholly owned subsidiary, issued $118.0 million of 9 3/4% senior discount notes generating gross proceeds of $80.3 million. Holdings and Norcraft Capital Corp. are the sole obligors of these notes. The net proceeds of this offering were used to make a distribution to Holdings’ limited partners. Other than this debt obligation, related deferred issuance costs, and related interest and amortization expense, all other assets, liabilities, income, expenses and cash flows of Holdings presented for all periods represent those of its wholly owned subsidiary Norcraft.

Norcraft GP, L.L.C. (“Norcraft GP”), a Delaware limited liability company, is the general partner of Holdings and Norcraft. Norcraft GP does not hold any equity interest in Holdings or Norcraft, but as a general partner of each entity, it controls both entities. The members of Norcraft GP are SKM Norcraft Corp., Trimaran Cabinet Corp. and Buller Norcraft Holdings, L.L.C. Norcraft GP has not been capitalized and has no assets or liabilities as of December 31, 2004 or 2003. Furthermore, Norcraft GP has no commitment to fund cash flow deficits or furnish direct or indirect financial assistance to the Company.

Unless separately stated, the notes herein relate to both Holdings and Norcraft.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the interim consolidated financial statements and accompanying notes included herein should be read in conjunction with the more detailed information contained in the Company’s annual report on form 10-K for 2004, as filed with the commission. The interim consolidated financial statements as of March 31, 2005 and for the three months ended March 31, 2004 include all normal recurring adjustments which management considers necessary for fair presentation.

2.	Stock-Based Compensation

The Company accounts for stock-based compensation using the fair value method prescribed in Statement of Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” Compensation for stock awards, if any, is measured at the fair value of the reward less any consideration received in exchange for the award. Compensation expense related to stock options was $0.05 million for the three months ended March 31, 2005 with no such expense for the three months ended March 31, 2004.

During the first quarter of 2005, the Company granted no additional options.

3.	Trade Accounts Receivable

Trade accounts receivable consists of the following:

	March 31, 2005	December 31, 2004
Trade accounts receivable, gross	$38,131	$34,306
Less: Allowance for uncollectible accounts	(1,393)	(1,250)

	$36,738	$33,056

4.	Inventories

Inventories consist of the following:

	March 31, 2005	December 31, 2004
Raw materials and supplies	$15,326	$12,289
Work in process	5,877	6,060
Finished goods	4,514	5,134

	25,717	23,483

Allowance for obsolescence	(1,559)	(1,597)

	$24,158	$21,886

5.	Intangible assets

Amortizable intangible assets consist of the following:

	Norcraft Holdings, L.P.
	March 31, 2005		December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$67,000	$(6,452)	$67,000	$(5,336)
Deferred financing costs	15,628	(3,794)	15,628	(3,105)

Total	$82,628	$(10,246)	$91,069	$(8,441)

Net amortizable intangible assets	$72,382		$82,628

	Norcraft Companies, L.P.
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$67,000	$(6,452)	$67,000	$(5,336)
Deferred financing costs	12,095	(3,582)	12,095	(2,979)

Total	$79,095	$(10,034)	$79,095	$(8,315)

Net amortizable intangible assets	$69,061		$70,780

Intangible assets not subject to amortization consist of the following:

	March 31, 2005	December 31, 2004
Goodwill	$148,459	$148,459
Brand names	49,000	49,000

Total	$197,459	$197,459

There were no impairment losses or other gains and losses on disposal of intangible assets for the three months ended March 31, 2005 and 2004.

6.	Accrued expenses

Accrued expenses consist of the following:

	March 31, 2005	December 31, 2004
Salaries, wages and employee benefits	$6,974	$9,957
Commissions, rebates and marketing programs	3,793	4,111
Interest	5,765	2,343
Other	3,791	3,477

	$20,323	$19,888

7.	Long-term debt

Long-term debt consists of the following:

	Norcraft Holdings, L.P.		Norcraft Companies, L.P.
	March 31, 2005	December 31, 2004	March 31, 2005	December 31, 2004
Senior subordinated notes payable (due in 2011 with semi-annual interest payments at 9%)	$150,000	$150,000	$150,000	$150,000
Senior discount notes payable (due in 2012 with interest payments accreting at 9.75%)	85,250	83,252	—	—
Term note payable to the agent bank, UBS (interest at the LIBOR plus 3.00% at March 31, 2005 and December 31, 2004, due in ascending quarterly installments with final payment of the outstanding balance due on October 20, 2010)	24,500	30,500	24,500	30,500

Total debt	259,750	263,752	174,500	180,500
Less - current portion	1,313	—	1,313	—

Long-term debt	$258,437	$263,752	$173,187	$180,500

Senior Discount Notes

On August 17, 2004 Holdings and Norcraft Capital Corp., a 100% owned finance subsidiary of Holdings issued, on a joint and several basis, $118.0 million aggregate principal amount at maturity ($80.3 million gross proceeds) of 9¾% Senior Discount Notes due 2012 (the “Senior Notes”). The net proceeds of this offering were used to make a distribution to Holdings’ limited partners. Norcraft Capital Corp. was formed on August 12, 2004 and has no operations. Holdings has no independent operating assets or liabilities other than its investment in Norcraft, the Senior Discount Notes and related deferred financing costs.

At any time on or after September 1, 2008, Holdings may redeem the Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a premium, declining ratably to par, plus accrued and unpaid interest. At any time on or prior to September 1, 2007, Holdings’ may redeem up to 35% of the aggregate accreted value of the Senior Notes with the proceeds of qualified equity offerings at a redemption price equal to 109.75% of the accreted value.

If Holdings experiences a change in control prior to September 1, 2008, it may be required to redeem all, but not less than all, of the Senior Notes at a purchase price equal to 101% of the accreted value plus a make-whole premium as defined.

The terms of the indenture governing the Senior Notes limit Holdings’ ability to, among other things, incur additional indebtedness, dispose of assets, make acquisitions, make other investments, pay dividends and make various other payments. As of March 31, 2005, Holdings was in compliance with all such provisions.

Senior Subordinated Notes

On October 21, 2003, concurrent with the Acquisition, an offering of $150.0 million, 9% senior subordinated notes due 2011 (the “Senior Subordinated Notes”) was completed by Norcraft Companies, L.P. and its wholly-owned finance subsidiary, Norcraft Finance Corporation.

Subsequent to November 1, 2007, the Company has the option to redeem the Senior Subordinated Notes, in whole or part, at a redemption price equal to 100% of the principal amount plus a premium declining ratably to par, plus accrued and unpaid interest. At any time prior to November 1, 2006, the Company may redeem up to 35% of the aggregate principal amount of the notes with the proceeds of qualified equity offerings at a redemption price equal to 109% of the principal amount, plus accrued and unpaid interest.

If the Company experiences a change of control prior to November 1, 2007, they may redeem all, but not less than all, of the Senior Subordinated Notes at a redemption price equal to 100% of the principal amount plus a make-whole premium as defined.

If the Company experiences a change of control subsequent to November 1, 2007, it may be required to offer to purchase the Senior Subordinated Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest.

Additionally, the terms of the indenture governing the Senior Subordinated Notes limit the Company’s ability to, among other things, incur additional indebtedness, dispose of assets, make acquisitions, make other investments, pay dividends and make various other payments. The terms also include cross-default provisions.

The following represents certain condensed consolidating financial information of Norcraft Companies, L.P. as of March 31, 2005 and December 31, 2004 and for the periods ended March 31, 2005 and 2004 for the issuers and for Norcraft Canada Corporation, a 100% owned subsidiary of Norcraft Companies, L.P., which fully and unconditionally guarantees the Senior Subordinated Notes on a joint and several basis.

CONDENSED CONSOLIDATING BALANCE SHEETS

As of March 31, 2005

	(1) Norcraft Companies LP	(1) Norcraft Finance Corp.	Norcraft Canada	Eliminations	Total
Current assets:
Cash	$2,478	$—	$94	$—	$2,572
Trade accounts receivable, net	36,655	—	83	—	36,738
Inventories	22,850	—	1,308	—	24,158
Prepaid expenses	1,559	—	16	—	1,575

Total current assets	63,542	—	1,501	—	65,043

Property, plant and equipment	31,416	—	4,152	—	35,568
Investments in Norcraft Canada	1,937	—	—	(1,937)	—
Other assets	276,177	—	213	(3,068)	273,322

Total assets	$373,072	$—	$5,866	$(5,005)	$373,933

Current liabilities:
Current portion of long-term debt	$1,313	$—	$—	$—	$1,313
Accounts payable	10,546	—	585	—	11,131
Accrued expenses	20,047	—	276	—	20,323
Members’ distribution payable	1,000	—	—	—	1,000

Total current liabilities	32,906	—	861	—	33,767

Long-term debt	173,187	—	3,068	(3,068)	173,187
Members’ equity	166,979	—	1,937	(1,937)	166,979

Total liabilities and members’ equity	$373,072	$—	$5,866	$(5,005)	$373,933

As of December 31, 2004

	(1) Norcraft Companies LP	(1) Norcraft Finance Corp.	Norcraft Canada	Eliminations	Total
Current assets:
Cash	$664	$—	$159	$—	$823
Trade accounts receivable, net	32,961	—	95	—	33,056
Inventories	21,055	—	831	—	21,886
Prepaid expenses	1,476	—	21	—	1,497

Total current assets	56,156	—	1,106	—	34,959

Property, plant and equipment	30,829	—	4,130	—	34,959
Investments in Norcraft Canada	2,016	—	—	(2,016)	—
Other assets	277,259	—	213	(3,108)	274,364

Total assets	$366,260	$—	$5,449	$(5,124)	$366,585

Current liabilities:
Accounts payable	$7,162	$—	$137	$—	$7,299
Accrued expenses	19,700		188	—	19,888

Total current liabilities	26,862	—	325	—	27,187

Long-term debt	180,500	—	3,108	(3,108)	180,500
Members’ equity	158,898	—	2,016	(2,016)	158,898

Total liabilities and members’ equity	$366,260	$—	$5,449	$(5,124)	$366,585

(1)	Co-issuers.

CONDENSED CONSOLIDATING INCOME STATEMENTS

For the Three Months Ended March 31, 2005

	(1) Norcraft Companies LP	(1) Norcraft Finance Corp.	Norcraft Canada	Eliminations	Total
Net sales	$91,954	$—	$2,188	$(2,188)	$91,954
Cost of sales	63,156	—	2,134	(2,188)	63,102

Gross profit	28,798	—	54	—	28,852
Loss from investment in Canadian Subsidiary	(24)	—	—	24	—
Selling, general and administrative expenses	14,956	—	78	—	15,034

Income (loss) from operations	13,818	—	(24)	24	13,818
Other expense:
Interest expense	3,893	—	—	—	3,893
Amortization of deferred financing Costs	602	—	—	—	602
Other, net	—	—	—	—	—

	4,495	—	—	—	4,495

Net income	$9,323	$—	$(24)	$24	$9,323

For the Three Months Ended March 31, 2004

	(1) Norcraft Companies LP	(1) Norcraft Finance Corp.	Norcraft Canada	Eliminations	Total
Net sales	$68,593	$—	$521	$(521)	$68,593
Cost of sales	45,566	—	749	(521)	45,794

Gross profit	23,027	—	(228)	—	22,799
Loss from investment in Canadian Subsidiary	(287)	—	—	287	—
Selling, general and administrative expenses	13,261	—	61	—	13,322

Income (loss) from operations	9,479	—	(289)	287	9,477
Other expense (income):
Interest expense	3,938	—	—	—	3,938
Amortization of deferred financing costs	628	—	—	—	628
Other, net	(2)	—	(2)	—	(4)

	4,564	—	(2)	—	4,562

Net income	$4,915	$—	$(287)	$287	$4,915

(1)	Co-issuers.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2005

	(1) Norcraft Companies LP	(1) Norcraft Finance Corp.	Norcraft Canada	Eliminations	Total
Cash flows from operating activities	$11,341	$—	$124	$—	$11,465
Cash flows from investing activities:
Proceeds from sale of property and equipment	10	—	—	—	10
Purchase of property, plant and equipment	(1,751)	—	(112)	—	(1,863)
Purchase of display cabinets	(1,587)	—	—	—	(1,587)
Net borrowing to Norcraft Canada	40	—	—	(40)	—

Total cash flows from investing activities	(3,288)	—	(112)	(40)	(3,440)

Cash flows from financing activities:
Payments on term loan	(6,000)	—	—	—	(6,000)
Repurchase of member’s interests	(236)	—	—	—	(236)
Tax distributions to members	(3)	—	—	—	(3)
Net borrowings from Norcraft	—	—	(40)	40	—

Total cash flows from financing activities	(6,239)	—	(40)	40	(6,239)

Effect of exchange rates on cash	—	—	(37)	—	(37)

Net increase in cash	1,814	—	(65)	—	1,749
Cash, beginning of period	664	—	159	—	823

Cash, end of period	$2,478	$—	$94	$—	$2,572

For the Three Months Ended March 31, 2004

	(1) Norcraft Companies LP	(1) Norcraft Finance Corp.	Norcraft Canada	Eliminations	Total
Cash flows from operating activities	$2,307	$—	$(214)	$—	$2,093
Cash flows from investing activities:
Proceeds from sale of property and equipment	13	—	—	—	13
Purchase of property, plant and equipment	(1,825)	—	(265)	—	(2,090)
Purchase of display cabinets	(1,601)	—	—	—	(1,601)
Net borrowing to Norcraft Canada	(494)	—	—	494	—

Total cash flows from investing activities	(3,907)	—	(265)	494	(3,678)

Cash flows from financing activities	(342)	—	494	(494)	(342)
Effect of exchange rates on cash	—	—	(65)	—	(65)

Net increase in cash	(1,942)	—	(50)	—	(1,992)
Cash, beginning of period	2,533	—	50	—	2,583

Cash, end of period	$591	$—	$—	$—	$591

(1)	Co-issuers.

Senior Credit Facility

On October 21, 2003, concurrent with the acquisition of Norcraft Companies LLC by Holdings, Norcraft entered into a $70.0 million senior credit facility with a third party for up to $25.0 million in available revolver funds and a $45.0 million term loan maturing on October 21, 2008. The senior credit facility allows for up to $10.0 million in authorized letters of credit. The interest rates on these facilities are based on LIBOR or prime, plus a premium. The premium is based on the leverage ratio of the Company. At March 31, 2005, the revolver had an interest rate of LIBOR plus 2.25% and the term loan had a rate of LIBOR plus 3.00%. Borrowings under the senior credit facility are collateralized by substantially all of the Company’s assets. Approximately $3.5 million of letters of credit were outstanding at March 31, 2005 and December 31, 2004. The total available credit under the revolver at March 31, 2005 and December 31, 2004 was $21.6 million.

The senior credit facility contains covenants which, among other things, limit: (i) additional indebtedness; (ii) dividends; (iii) capital expenditures and (iv) acquisitions, mergers and consolidations. The senior credit facility also contains certain financial covenants, including maximum leverage ratio, minimum interest coverage ratio and minimum fixed charge coverage ratio. The Company was in compliance with these covenants at March 31, 2005.

Norcraft’s senior credit facility and the indenture governing the Senior Subordinated Notes each contain restrictions on Norcraft’s ability to pay dividends and make certain other payments to Holdings. Pursuant to each arrangement, Norcraft may be subject to certain limitations, including with respect to its ability to pay dividends or make such payments in connection with (i) repurchases of certain interests of Holdings, (ii) the payment by Holdings of taxes, costs and other expenses required to maintain its legal existence and legal, accounting and other overhead costs in the ordinary course of business and (iii) permitted income tax distributions by Holdings to its limited partners.

During 2005, Norcraft made advance debt payments on the term loan facility and may continue to do so in the future.

8.	New accounting pronouncement

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) Share-Based Payments (“SFAS No. 123R”). SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R will require us to expense share-based payment awards with compensation cost measured at the fair value of the award. On April 14, 2005, the U.S. Securities and Exchange Commission announced that companies would be allowed to implement SFAS No. 123R during the first quarter of 2006. We do not expect SFAS No. 123R to have a significant impact on our consolidated financial statements.

Item 2.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Uncertainty of Forward Looking Statements and Information

This report contains “forward looking statements.” All statements other than statements of historical acts included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward looking statements. Forward looking statements give our current expectations and projections relating to the financial condition, results of operations, plans, objectives, future performance and business of our company. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events.

These forward looking statements are based on our expectations and beliefs concerning future events affecting us. They are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Although we believe that the expectations reflected in our forward looking statements are reasonable, we do not know whether our expectations will prove correct. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties.

Because of these factors, we caution that investors should not place undue reliance on any of our forward looking statements. Further, any forward looking statement speaks only as of the date on which it is made and except as required by law we undertake no obligation to update any forward looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances.

Company Overview

The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and the accompanying notes included elsewhere in this quarterly report. Additionally, the following discussion should be read together with the Selected Financial Data and our consolidated financial statements and the accompanying notes included in our 2004 annual report.

All of our operations are conducted through Norcraft Companies, L.P. (“Norcraft”). Norcraft is a wholly-owned subsidiary of Norcraft Holdings, L.P., (“Holdings”). The words “Company”, “we”, “us”, and “our” refer to Holdings together with Norcraft.

We continue to experience significant organic sales growth due to industry growth and increased market share. Our profitability at the gross margin level has also grown, but at a lesser pace than sales due to material price increases in our industry and production inefficiencies in our plants. Profitability levels at the net income level have also been reduced by additional interest and increased amortization of deferred financing costs as a result of increased indebtedness.

General

We are a leader in manufacturing, assembling and finishing kitchen and bathroom cabinetry in the United States. We provide our customers with a single source for a broad range of high-quality cabinetry, including stock, semi-custom and custom cabinets. Our cabinets are manufactured in both framed and full access construction. We market our products through four brands: Mid Continent Cabinetry, UltraCraft, StarMark and Fieldstone.

We were founded as Marshall Millworks, Inc. in 1966 as a single millwork manufacturing facility located in Marshall, Minnesota. For the next 32 years, Marshall Millworks sold its products under the Mid Continent brand and grew organically, adding capacity as needed to support growth. Marshall Millworks subsequently changed its name to Norcraft Companies, Inc. and, in 1998, Norcraft Companies, L.L.C. was formed and acquired the operating business of Norcraft Companies, Inc. In June 2000, we acquired the assets of The UltraCraft Company, located in Liberty, North Carolina, in order to expand our product offering and customer base through the addition of a semi-custom full access cabinetry line. To further expand the breadth of our product offering, market presence, and manufacturing capabilities, we acquired the StarMark and Fieldstone brands through the acquisition of the assets of StarMark, Inc., located in Sioux Falls, South Dakota, in March 2002.

On October 21, 2003, 100% of the outstanding membership units of Norcraft Companies, L.L.C. were acquired by Holdings, a new entity formed at the direction of funds associated with Saunders Karp & Megrue L.L.C. and Trimaran Fund Management, L.L.C and our new chief executive officer, Mark Buller, and his relatives.

Results of Operations

The following tables outline for the periods indicated, selected operating data as a percentage of net sales.

	Norcraft Holdings, L.P.		Norcraft Companies, L.P.
	Three Months Ended March 31,		Three Months Ended March 31,
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	68.6%	66.8%	68.6%	66.8%

Gross profit	31.4%	33.2%	31.4%	33.2%
Selling, general and administrative expenses	16.4%	19.4%	16.4%	19.4%

Income from operations	15.0%	13.8%	15.0%	13.8%

Interest expense	6.4%	5.7%	4.2%	5.7%
Amortization of deferred financing costs	0.7%	0.9%	0.7%	0.9%
Other, net	0.0%	0.0%	0.0%	0.0%

Net income	7.9%	7.2%	10.1%	7.2%

Three Months Ended March 31, 2005 Compared with Three Months Ended March 31, 2004

Net Sales. Net sales increased by $23.4 million, or 34.1%, from $68.6 million for the three months ended March 31, 2004 to $92.0 million for the same period of 2005. Each division contributed to the strong growth in sales with Mid Continent representing over half of the overall increase in net sales, StarMark representing one fourth of the increase and Ultracraft making up the remainder. In each case, the increases are due to the Company’s ability to deliver innovative, quality products on time.

Cost of Sales. Cost of sales increased by $17.3 million, or 37.8%, from $45.8 million for the three months ended March 31, 2004 to $63.1 million for same period of 2005. The increase was primarily attributable to our increased sales volume. Cost of sales as a percentage of net sales increased from 66.8% for the three months ended March 31, 2004 to 68.6% for the same period of 2005.

Gross Profit. Gross profit increased by $6.1 million, or 26.5%, from $22.8 million for the three months ended March 31, 2004 to $28.9 million for the same period of 2005. Gross profit as a percentage of net sales decreased from 33.2% for the three months ended March 31, 2004 to 31.4% for the same period of 2005. Gross profit was impacted by a number of offsetting factors. First, effective on January 1, 2005, Norcraft changed its vacation policy. This change resulted in adjustments which increased gross profit by approximately $1.3 million. Second, gross profit was negatively impacted by continuing production inefficiencies. Finally, the material price increases experienced during the last half of 2004 were partially offset by our own price increases, the last of which was implemented during the first quarter of 2005 and will have a full impact as the year progresses. We continue to adjust our production schedule to improve the production inefficiencies.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1.7 million, or 12.9%, from $13.3 million for the three months ended March 31, 2004 to $15.0 million for the same period of 2005. Selling, general and administrative expenses were impacted by a number of offsetting factors. First, effective on January 1, 2005, Norcraft changed its vacation policy. This change resulted in adjustments which decreased selling, general and administrative expenses by approximately $0.4 million. Selling, general and administrative expenses were $1.3 million higher than the prior-year period because of increased sales and marketing expense to generate new customers, market our new products, and support our increased sales volume. The remaining increase in selling, general and administrative expenses was in administrative costs that indirectly support our increased sales volume. Selling, general and administrative expenses as a percentage of net sales decreased from 19.4% for the three months ended March 31, 2004 to 16.4% for the same period of 2005. We expect selling, general and administrative expenses as a percentage of net sales to continue to be lower than prior year periods during the remainder of 2005.

Income from Operations. Income from operations increased by $4.3 million, or 45.8%, from $9.5 million for the three months ended March 31, 2004 compared to $13.8 million for the same period of 2005. The increase in income from operations was a result of factors described above, including the change in vacation policy. Income from operations as a percentage of net sales increased from 13.8% for the three months ended March 31, 2004 to 15.0% for the same period of 2005.

Interest, Amortization of Deferred Financing fees, and Other Expenses. Holdings’ consolidated interest, amortization of deferred financing fees, and other expenses increased by $2.0 million, or 44.2%, from $4.6 million for the three months ended March 31, 2004 to $6.6 million for the same period of 2005. The increase was attributable to an increase in interest expense of $2.0 million from increased indebtedness, and increased amortization of deferred financing charges as a result of the 9 ¾% Senior Discount Notes due 2012 (the “Senior Notes”) issued in August of 2004 by Holdings and its wholly-owned finance subsidiary, Norcraft Capital Corp. Interest, amortization of deferred financing fees, and other expenses for Holdings as a percentage of net sales increased from 6.7% for the three months ended March 31, 2004 to 7.2% for the same period of 2005.

Interest, amortization of deferred financing fees, and other expenses decreased for Norcraft by $0.1 million, or 1.5%, from $4.6 million for the three months ended March 31, 2004 to $4.5 million for the same period of 2005. Interest, amortization of deferred financing fees, and other expenses for Norcraft as a percentage of net sales decreased from 6.7% for the three months ended March 31 2004 to 4.9% for the same period of 2005.

We expect interest and amortization of deferred financing fees to begin to decrease in future periods as debt balances are paid down.

Net Income. Holdings’ net income increased $2.3 million from $4.9 million for the three months ended March 31, 2004 to $7.2 million for the same period of 2005, for the reasons described above. Net income as a percentage of net sales for Holdings increased from 7.2% for the three months ended March 31, 2004 to 7.9% for the same period of 2005.

Norcraft’s net income increased $4.4 million from $4.9 million for the three months ended March 31, 2004 to $9.3 million for the same period of 2005, for the reasons described above. Net income as a percentage of net sales for Norcraft increased from 7.2% for the three months ended March 31, 2004 to 10.1% for the same period of 2005.

Liquidity and Capital Resources

Our primary cash needs are working capital, capital expenditures, display cabinets, tax distributions, and debt service. We finance these cash requirements through internally-generated cash flow and funds borrowed under our credit facility.

Cash provided by operating activities was $11.5 million for the three months ended March 31, 2005, compared with $2.1 million for the same period of 2004, an increase of $9.4 million. The increase was primarily due to the increase in income and non-cash charges, which provided $5.4 million more cash during the three months ended March 31, 2005, as compared to the same period of 2004. This increase was complimented by the change in operating assets and liabilities.

Cash used in investing activities was $3.4 million for the three months ended March 31, 2005, compared with $3.7 million for the same period of 2004, a decrease of $0.3 million. Capital expenditures were $1.9 million for the three months ended March 31, 2005, compared with $2.0 million for the same period of 2004. Additionally, expenditures for display cabinets were $1.6 million for the three months ended March 31, 2005 and 2004. Going forward, we expect cash used in investing activities to primarily consist of capital expenditures and expenditures for display cabinets.

Cash used in financing activities was $6.2 million for the three months ended March 31, 2005, compared with $0.3 million for the same period of 2004, an increase of $5.9 million. This increase was primarily due to payments of loans, which were $6.0 million for the three months ended March 31, 2005, compared with $1.3 million for the same period of 2004. Cash used in financing activities should continue as the cash generated above is used to pay down debt and make member estimated tax distributions.

On October 21, 2003, Norcraft entered into a $70.0 million senior credit facility and issued $150.0 million of 9% senior subordinated notes due 2012 (the “Senior Subordinated Notes”).

Norcraft’s senior credit facility consists of a $25.0 million revolving credit facility and a $45.0 million term loan facility. Availability under the revolving credit facility has been reduced by $3.5 million as a result of the issuance of a letter of credit. The borrowings under the revolving credit facility are available until its maturity to fund Norcraft’s working capital requirements, capital expenditures and other general corporate needs. The revolving credit facility matures on October 21, 2008 and has no scheduled amortization or commitment reductions. The term loan facility matures on October 21, 2009 and has quarterly scheduled amortization, which began September 30, 2004. Norcraft’s term loan facility currently bears interest at LIBOR plus 3.00%, and its revolving credit facility currently bears interest at LIBOR plus 2.25%. The applicable margin percentage under the revolving loan facility is subject to adjustments based on the ratio of Norcraft’s total indebtedness to our consolidated EBITDA. Additionally, on the last day of each calendar quarter, Norcraft will be required to pay each lender a 0.375% per annum commitment fee in respect of any unused commitments of such lender under the revolving loan facility subject to adjustment in a manner similar to the adjustment for the applicable margin for the revolving credit facility. In addition, Norcraft is required to make annual mandatory prepayments of the term loan under its senior credit facility in an amount equal to 50% of excess cash flow (as defined in the senior credit facility). The term loan is also subject to mandatory prepayments in an amount equal to (a) 50% of the net cash proceeds from certain equity issuances; (b) 100% of the net cash proceeds of certain debt and preferred stock issuances; (c) 100% of the net cash proceeds of certain asset sales or other dispositions of property; and (d) 100% of all casualty and condemnation proceeds, in each case subject to certain exceptions.

Norcraft is required to pay cash interest on the Senior Subordinated Notes semi-annually in arrears on May 1 and November 1 of each year. The Senior Subordinated Notes have no scheduled amortization and mature on November 1, 2011.

The senior credit facility contains covenants, which, among other things, limit: (i) additional indebtedness; (ii) dividends; (iii) capital expenditures and (iv) acquisitions, mergers and consolidations. The facility also contains certain financial covenants, including maximum leverage ratio, minimum interest coverage ratio and minimum fixed charge coverage ratio. Norcraft was in compliance with these covenants at March 31, 2005. Indebtedness under the senior credit facility is secured by substantially all of Norcraft’s assets, including its real and personal property, inventory, accounts receivable, intellectual property and other intangibles. In addition, the senior credit facility is guaranteed by its parent, Norcraft Intermediate Holdings, L.P., and secured by its assets (including Norcraft equity interests), as well as guaranteed by and secured by the equity interests and substantially all of the assets of our current and, if any, future subsidiaries, with certain exceptions.

On August 17, 2004 Holdings and Norcraft Capital Corp., a 100% owned finance subsidiary of Holdings issued, on a joint and several basis, $118.0 million aggregate principal amount at maturity ($80.3 million gross proceeds) of 9¾% Senior Discount Notes due 2012 (the “Senior Notes”). The net proceeds of this offering were used to make a distribution to Holdings’ limited partners. Norcraft Capital Corp. was formed on August 12, 2004 and has no operations. Interest is accruing on the Senior Notes in the form of an increase in the accreted value of the Senior Notes prior to September 1, 2008. Thereafter, cash interest on the Senior Notes accrues and is payable semiannually in arrears on March 1 and September 1 of each year, commencing March 1, 2009 at a rate of 9 ¾% per annum.

At any time on or after September 1, 2008, Holdings’ may redeem the Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a premium, declining ratably to par, plus accrued and unpaid interest. At any time on or prior to September 1, 2007, Holdings’ may redeem up to 35% of the aggregate accreted value of the notes with the proceeds of qualified equity offerings at a redemption price equal to 109.75% of the accreted value.

If Holdings experiences a change in control prior to September 1, 2008, it may redeem all, but not less than all, of the Senior Notes at a purchase price equal to 100% of the accreted value plus a make-whole premium as defined.

If Holdings experiences a change in control, it may be required to offer to purchase the Senior Notes at a purchase price equal to 101% of the accreted value, plus any accrued and unpaid interest.

Additionally, the terms of the Senior Notes limit Holdings’ ability to, among other things, incur additional indebtedness, dispose of assets, make acquisitions, make other investments, pay dividends and make various other payments. The terms also include cross-default provisions.

We anticipate that the funds generated by operations and funds available under the revolving credit facility will be sufficient to meet working capital requirements and to finance capital expenditures over the next several years. There can be no assurance, however, that our business will generate sufficient cash flow from operations, that anticipated net sales growth and operating improvements will be realized or that future borrowings will be available under our senior credit facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs.

Taxes; Distributions to our Limited Partners

We are a limited partnership. As such, our income is allocated to our limited partners for inclusion in their respective tax returns. Accordingly, no liability or provision for Federal income taxes and deferred income taxes attributable to our operations are included in our financial statements. We are subject to various state and local taxes.

Norcraft’s senior credit facility and the indenture governing the Senior Subordinated Notes significantly restrict Norcraft and its subsidiaries from paying dividends and otherwise transferring assets to Holdings. Norcraft may, however, make distributions to Holdings, subject to certain limitations, to permit it to make further distributions to its equity holders to pay taxes on our net income allocated to them. Tax distributions paid for the three months ended March 31, 2005 were $0.003 million.

Inflation; Seasonality

Our cost of sales are subject to inflationary pressures and price fluctuations of the raw materials we use. We have generally been able over time to recover the effects of inflation and price fluctuations through sales price increases.

Our sales have historically been moderately seasonal and have been strongest in April through October.

Item 3. Quantitative and Qualitative Disclosures of Market Risk

As of March 31, 2005, the Company had a $25.0 million revolving credit facility which has a variable rate of interest and has the potential to expose us to fluctuations in the interest rate market. However, as of March 31, 2005, there were no borrowings under this facility. We have no interest rate swap agreements.

Item 4. Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure control and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In addition, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

Additionally, our Chief Executive Officer and Chief Financial Officer determined that there were no changes in our internal controls or in other factors that could affect our internal controls during the period covered by this quarterly report.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

During the ordinary course of business, we have become and may in the future become subject to pending and threatened legal actions and proceedings. All of the current legal actions and proceedings that we are a party to are of an ordinary or routine nature incidental to our operations, the resolution of which should not have a material adverse effect on our financial condition and results of operations. We are not currently a party to any product liability claims. The majority of the pending legal proceedings involve claims for workers compensation. These claims are generally covered by insurance, but there can be no assurance that our insurance coverage will be adequate to cover any such liability.

Item 6. Exhibits

31.1	Certification by Mark Buller pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Leigh Ginter pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Mark Buller pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Leigh Ginter pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORCRAFT HOLDINGS, L.P.
(Registrant)

NORCRAFT COMPANIES, L.P.
(Registrant)

/s/ Mark Buller	/s/ Leigh Ginter
Mark Buller	Leigh Ginter
Chief Executive Officer	Chief Financial Officer

Date: May 16, 2005	Date: May 16, 2005
Signing on behalf of the Registrant and as principal officer	Signing on behalf of the Registrant and as principal accounting officer