Form 10-Q
period 2005-09-30
Norcraft Holdings, L.P.; NORCRAFT COMPANIES LP
filed 2005-11-14
CIK 1305018, 1288248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file numbers: 333-119696 and 333-114924

Norcraft Holdings, L.P.

Norcraft Companies, L.P.

(Exact name of registrants as specified in their charters)

Delaware	2434	75-3132727
Delaware	2434	36-4231718
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

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

PART I. FINANCIAL INFORMATION

Item 1.

Consolidated Balance Sheets

(dollar amounts in thousands)

(unaudited)

	Norcraft Holdings, L.P.		Norcraft Companies, L.P.
	September 30, 2005	December 31, 2004	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash	$1,455	$823	$1,455	$823
Trade accounts receivable, net	40,651	33,056	40,651	33,056
Inventories	25,721	21,886	25,721	21,886
Prepaid expenses	929	1,497	929	1,497

Total current assets	68,756	57,262	68,756	57,262

Property, plant and equipment, net	36,008	34,959	36,008	34,959

Other assets:
Goodwill	148,459	148,459	148,459	148,459
Customer relationships, net	58,315	61,664	58,315	61,664
Brand names	49,000	49,000	49,000	49,000
Deferred financing costs, net	10,008	12,523	6,863	9,116
Display cabinets, net	7,685	6,034	7,685	6,034
Deposits	97	91	97	91

Total other assets	273,564	277,771	270,419	274,364

Total assets	$378,328	$369,992	$375,183	$366,585

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$12,306	$7,299	$12,306	$7,299
Accrued expenses	25,904	19,888	25,904	19,888
Members’ distribution payable	20	—	20	—

Total current liabilities	38,230	27,187	38,230	27,187

Long-term debt	246,406	263,752	157,000	180,500

Commitments and contingencies

Members’ equity subject to put request	38,855	26,377	—	—

Members’ equity	54,837	52,676	179,953	158,898

Total liabilities and members’ equity	$378,328	$369,992	$375,183	$366,585

See notes to consolidated financial statements.

Consolidated Statements of Income

(dollar amounts in thousands)

(unaudited)

	Norcraft Holdings, L.P.
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales	$105,630	$89,186	$301,671	$245,869
Cost of sales	74,160	62,069	210,102	166,695

Gross profit	31,470	27,117	91,569	79,174
Selling, general and administrative expenses	15,998	14,751	47,717	43,262

Income from operations	15,472	12,366	43,852	35,912

Other expense (income):
Interest expense	5,765	5,046	17,549	13,023
Amortization of deferred financing costs	1,154	654	2,515	1,898
Other, net	18	1	130	(88)

	6,937	5,701	20,194	14,833

Net income	$8,535	$6,665	$23,658	$21,079

See notes to consolidated financial statements.

Consolidated Statements of Income

(dollar amounts in thousands)

(unaudited)

	Norcraft Companies, L.P.
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales	$105,630	$89,186	$301,671	$245,869
Cost of sales	74,160	62,069	210,102	166,695

Gross profit	31,470	27,117	91,569	79,174
Selling, general and administrative expenses	15,998	14,751	47,717	43,262

Income from operations	15,472	12,366	43,852	35,912

Other expense (income):
Interest expense	3,670	4,093	11,395	12,070
Amortization of deferred financing costs	1,066	627	2,253	1,871
Other, net	18	1	130	(88)

	4,754	4,721	13,778	13,853

Net income	$10,718	$7,645	$30,074	$22,059

See notes to consolidated financial statements.

Consolidated Statements of Members’ Equity and Comprehensive Income

(dollar amounts in thousands)

(unaudited)

	Norcraft Holdings, L.P.
	Members’ Equity	Accumulated other comprehensive income (loss)	Total comprehensive income (loss)
Balance, December 31, 2004	$52,676	$(23)
Issuance of Holdings members’ interest	529	—
Accretion on members’ interest subject to put request	(12,478)	—
Distribution to Holdings members	(7,572)	—
Repurchase of Holdings member’s interest	(1,888)	—
Holdings Member tax distributions declared	(20)	—
Cumulative translation adjustment	(68)	(68)	$(68)
Net income	23,658	—	23,658

Total comprehensive income			$23,590

Balance, September 30, 2005	$54,837	$(91)

See notes to consolidated financial statements.

Consolidated Statements of Members’ Equity and Comprehensive Income

(dollar amounts in thousands)

(unaudited)

	Norcraft Companies, L.P.
	Members’ Equity	Accumulated other comprehensive income (loss)	Total comprehensive income (loss)
Balance, December 31, 2004	$158,898	$(23)
Issuance of Holdings member’s interest	529	—
Repurchase of Holdings member’s interest	(1,888)	—
Distribution to Holdings member	(7,572)	—
Holdings Member tax distributions declared	(20)	—
Cumulative translation adjustment	(68)	(68)	$(68)
Net income	30,074	—	30,074

Total comprehensive income			$30,006

Balance, September 30, 2005	$179,953	$(91)

Consolidated Statements of Cash Flows

(dollar amounts in thousands)

(unaudited)

	Norcraft Holdings, L.P.		Norcraft Companies, L.P.
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Cash flows from operating activities:
Net income	$23,658	$21,079	$30,074	$22,059
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment:	3,696	3,129	3,696	3,129
Amortization:
Customer relationships	3,350	3,350	3,350	3,350
Deferred financing costs	2,515	1,898	2,253	1,871
Display cabinets	2,998	2,239	2,998	2,239
Provision for uncollectible accounts receivable	374	591	374	591
Provision for obsolete and excess inventory	60	(30)	60	(30)
Provision for warranty claims	3,332	2,180	3,332	2,180
Accreted interest borrowings on senior notes	6,154	953	—	—
Stock compensation expense	186	307	186	307
Loss (gain) on sale of equipment	51	(2)	51	(2)
Change in operating assets and liabilities:
Accounts receivable	(7,965)	(13,416)	(7,965)	(13,416)
Inventories	(3,822)	(6,843)	(3,822)	(6,843)
Prepaid expenses	568	936	568	936
Other assets	(6)	29	(6)	29
Accounts payable and accrued liabilities	7,670	5,041	7,670	5,041

Net cash provided by operating activities	42,819	21,441	42,819	21,441

Cash flows from investing activities:
Proceeds from sale of property and equipment	52	13	52	13
Purchase of property, plant and equipment	(4,849)	(5,644)	(4,849)	(5,644)
Purchase of display cabinets	(4,649)	(4,150)	(4,649)	(4,150)

Net cash used in investing activities	(9,446)	(9,781)	(9,446)	(9,781)

Cash flows from financing activities:
Borrowings on senior subordinated notes payable	—	80,334	—	—
Distribution to members	—	(77,182)	—	—
Payment of financing costs	—	(3,367)	—	(215)
Payments on term loan	(23,500)	(14,500)	(23,500)	(14,500)
Book overdrafts payable	—	1,666	—	1,666
Payments on bank revolving loan	—	(3,500)	—	(3,500)
Borrowings on bank revolving loan	—	3,500	—	3,500
Proceeds from issuance of member interests	343	553	343	553
Repurchase of members’ interests	(1,888)	(68)	(1,888)	(68)
Tax distributions to members	(7,572)	(1,436)	(7,572)	(1,436)

Net cash used in financing activities	(32,617)	(14,000)	(32,617)	(14,000)

Effect of exchange rates on cash	(124)	(6)	(124)	(6)

Net increase/(decrease) in cash	632	(2,346)	632	(2,346)
Cash, beginning of the period	823	2,583	823	2,583

Cash, end of period	$1,455	$237	$1,455	$237

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$8,019	$9,019	$8,019	$9,019

Supplemental disclosure of non-cash transactions:
Tax distributions declared but not paid	$20	$549	$20	$549
Members’ interest issued for consideration other than cash	$—	$2,976	$—	$2,976

See notes to consolidated financial statements.

Norcraft Holdings, L.P. Norcraft Companies L.P.

Notes to Consolidated Financial Statements

(in thousands)

(unaudited)

1.	Basis of Presentation

Norcraft Holdings L.L.C. was formed on August 21, 2003, as a Delaware limited liability company to acquire all the outstanding membership units of Norcraft Companies LLC. On October 10, 2003, Norcraft Holdings L.L.C. converted to a Delaware Limited Partnership and is now Norcraft Holdings L.P. (“Holdings”). Holdings had no activity prior to its acquisition of Norcraft Companies LLC on October 21, 2003. Concurrent with the acquisition, Norcraft Companies LLC converted to a Delaware Limited Partnership and is now Norcraft Companies, L.P. Norcraft Companies, L.P. (“Norcraft,”), a separate public reporting company, is a 100% owned indirect subsidiary of Holdings. Holdings and Norcraft are also collectively referred to as the “Company”.

The consolidated financial statements of Holdings include the accounts of its 100% owned subsidiary, Norcraft Intermediate Holdings, L.P., whose sole asset is Norcraft. In August 2004, Holdings and Norcraft Capital Corp., Holdings’ wholly owned subsidiary, issued $118.0 million of 9 3/4% senior discount notes generating gross proceeds of $80.3 million. Holdings and Norcraft Capital Corp. are the sole obligors of these notes. The net proceeds of this offering were used to make a distribution to Holdings’ limited partners. Other than this debt obligation, related deferred issuance costs, and related interest and amortization expense, all other assets, liabilities, income, expenses and cash flows of Holdings presented for all periods represent those of its wholly owned subsidiary Norcraft.

Norcraft GP, L.L.C. (“Norcraft GP”), a Delaware limited liability company, is the general partner of Holdings and Norcraft. Norcraft GP does not hold any equity interest in Holdings or Norcraft, but as a general partner of each entity, it controls both entities. The members of Norcraft GP are SKM Norcraft Corp., Trimaran Cabinet Corp. and Buller Norcraft Holdings, L.L.C. Norcraft GP has not been capitalized and has no assets or liabilities as of September 30, 2005, December 31, 2004 or December 31, 2003. Furthermore, Norcraft GP has no commitment to fund cash flow deficits or furnish direct or indirect financial assistance to the Company.

Unless separately stated, the notes herein relate to both Holdings and Norcraft.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the interim consolidated financial statements and accompanying notes included herein should be read in conjunction with the more detailed information contained in the Company’s annual report on form 10-K/A for 2004, as filed with the commission. The interim consolidated financial statements as of September 30, 2005 and for the three and nine months ended September 30, 2005 include all normal recurring adjustments which management considers necessary for fair statement of results for the interim periods.

2.	Stock-Based Compensation

The Company accounts for stock-based compensation using the fair value method prescribed in Statement of Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” Compensation for stock awards, if any, is measured at the fair value of the reward less any consideration received in exchange for the award. Compensation expense related to stock options was $0.06 and $0.19 million for the three and nine months ended September 30, 2005, respectively, and $0.10 million and $0.30 million for the three and nine months ended September 30, 2004 respectively.

The Company granted 147,434 additional options during the nine months ended September 30, 2005.

3.	Trade Accounts Receivable

Trade accounts receivable consists of the following:

	September 30, 2005	December 31, 2004
Trade accounts receivable, gross	$41,884	$34,306
Less: Allowance for uncollectible accounts	(1,233)	(1,250)

	$40,651	$33,056

4.	Inventories

Inventories consist of the following:

	September 30, 2005	December 31, 2004
Raw materials and supplies	$13,224	$10,692
Work in process	6,745	6,060
Finished goods	5,752	5,134

	$25,721	$21,886

5.	Intangible assets

Amortizable intangible assets consist of the following:

	Norcraft Holdings, L.P.
	September 30, 2005		December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$67,000	$(8,685)	$67,000	$(5,336)
Deferred financing costs	15,628	(5,620)	15,628	(3,105)

Total	$82,628	$(14,305)	$82,628	$(8,441)

Net amortizable intangible assets	$68,323		$74,187

	Norcraft Companies, L.P.
	September 30, 2005		December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$67,000	$(8,685)	$67,000	$(5,336)
Deferred financing costs	12,095	(5,232)	12,095	(2,979)

Total	$79,095	$(13,917)	$79,095	$(8,315)

Net amortizable intangible assets	$65,179		$70,780

Intangible assets not subject to amortization consist of the following:

	September 30, 2005	December 31, 2004
Goodwill	$148,459	$148,459
Brand names	49,000	49,000

Total	$197,459	$197,459

There were no impairment losses or other gains and losses on disposal of intangible assets for the nine months ended September 30, 2005 and 2004.

6.	Accrued expenses

Accrued expenses consist of the following:

	September 30, 2005	December 31, 2004
Salaries, wages and employee benefits	$9,899	$9,957
Commissions, rebates and marketing programs	4,879	4,111
Interest	5,719	2,343
Other	5,407	3,477

	$25,904	$19,888

Warranty reserve activity consists of the following:
	September 30, 2005	September 30, 2004
Beginning balance	$520	$372
Additions	3,332	2,180
Deductions	(3,121)	(2,085)

Ending balance	$731	$467

7.	Long-term debt

Long-term debt consists of the following:

	Norcraft Holdings, L.P.		Norcraft Companies, L.P.
	September 30, 2005	December 31, 2004	September 30, 2005	December 31, 2004
Senior subordinated notes payable (due in 2011 with semi-annual interest payments at 9%)	$150,000	$150,000	$150,000	$150,000
Senior discount notes payable (due in 2012 with interest accreting at 9.75%)	89,406	83,252	—	—
Term note payable to the agent bank, UBS (interest at the LIBOR plus 3.00% at September 30, 2005 and December 31, 2004, due in ascending quarterly installments with final payment of the outstanding balance due on October 21, 2009)	7,000	30,500	7,000	30,500

Total debt	246,406	263,752	157,000	180,500
Less - current portion	—	—	—	—

Long - term debt	$246,406	$263,752	$157,000	$180,500

Senior Discount Notes

On August 17, 2004 Holdings and Norcraft Capital Corp., a 100% owned finance subsidiary of Holdings issued, on a joint and several basis, $118.0 million aggregate principal amount at maturity ($80.3 million gross proceeds) of 9 3/4% Senior Discount Notes due 2012 (the “Senior Notes”). The net proceeds of this offering were used to make a distribution to Holdings’ limited partners. Norcraft Capital Corp. was formed on August 12, 2004 and has no operations. Holdings has no independent operating assets, liabilities or activities other than its investment in Norcraft, the Senior Discount Notes and related interest and deferred financing costs.

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

Senior Subordinated Notes

On October 21, 2003, Holdings acquired all issued and outstanding membership units of Norcraft Companies LLC. The total purchase price was $335.0 million including related acquisition costs of $15.5 million. The acquisition was funded through $150.0 million in senior subordinated notes, $50.0 million from a senior credit facility and $135.0 million in equity investor cash, in-kind contributions and rollover of management equity (Acquisition).

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

If the Company experiences a change of control, it may be required to offer to purchase the Senior Subordinated Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest.

Additionally, the terms of the indenture governing the Senior Subordinated Notes limit the Company’s ability to, among other things, incur additional indebtedness, dispose of assets, make acquisitions, make other investments, pay dividends and make various other payments. The terms also include cross-default provisions.

8.	Condensed Consolidating Financial Statements

The following represents certain condensed consolidating financial information of Norcraft Companies, L.P. as of September 30, 2005 and December 31, 2004 and for the periods ended September 30, 2005 and 2004 for Norcraft and for Norcraft Canada Corporation, a 100% owned subsidiary of Norcraft, which fully and unconditionally guarantees the Senior Subordinated Notes.

CONDENSED CONSOLIDATING BALANCE SHEETS

As of September 30, 2005

	(1) Norcraft Companies LP	(1) Norcraft Finance Corp.	Norcraft Canada	Eliminations	Total
Current assets:
Cash	$1,429	$—	$26	$—	$1,455
Trade accounts receivable, net	40,463	—	188	—	40,651
Inventories	24,329	—	1,392	—	25,721
Prepaid expenses	914	—	15	—	929

Total current assets	67,135	—	1,621	—	68,756

Property, plant and equipment	31,822	—	4,186	—	36,008
Investments in Norcraft Canada	2,050	—	—	(2,050)	—
Other assets	273,445	—	212	(3,238)	270,419

Total assets	$374,452	$—	$6,019	$(5,288)	$375,183

Current liabilities:
Accounts payable	$12,015	$—	$291	$—	$12,306
Accrued expenses	25,484	—	440	—	25,924

Total current liabilities	37,499	—	731	—	38,230

Long-term debt	157,000	—	3,238	(3,238)	157,000
Members’ equity	179,953	—	2,050	(2,050)	179,953

Total liabilities and members’ equity	$374,452	$—	$6,019	$(5,288)	$375,183

As of December 31, 2004
	(1) Norcraft Companies LP	(1) Norcraft Finance Corp.	Norcraft Canada	Eliminations	Total
Current assets:
Cash	$664	$—	$159	$—	$823
Trade accounts receivable, net	32,961	—	95	—	33,056
Inventories	21,055	—	831	—	21,886
Prepaid expenses	1,476	—	21	—	1,497

Total current assets	56,156	—	1,106	—	57,262

Property, plant and equipment	30,829	—	4,130	—	34,959
Investments in Norcraft Canada	2,016	—	—	(2,016)	—
Other assets	277,259	—	213	(3,108)	274,364

Total assets	$366,260	$—	$5,449	$(5,124)	$366,585

Current liabilities:
Accounts payable	$7,162	$—	$137	$—	$7,299
Accrued expenses	19,700	—	188	—	19,888

Total current liabilities	26,862	—	325	—	27,187

Long-term debt	180,500	—	3,108	(3,108)	180,500
Members’ equity	158,898	—	2,016	(2,016)	158,898

Total liabilities and members’ equity	$366,260	$—	$5,449	$(5,124)	$366,585

(1)	Co-issuers.

CONDENSED CONSOLIDATING INCOME STATEMENTS

For the Three Months Ended September 30, 2005

	(1) Norcraft Companies LP	(1) Norcraft Finance Corp.	Norcraft Canada	Eliminations	Total
Net sales	$105,630	$—	$3,703	$(3,703)	$105,630
Cost of sales	74,170	—	3,693	(3,703)	74,160

Gross profit	31,460	—	10	—	31,470
Equity in earnings of Canadian Subsidiary	(66)	—	—	66
Selling, general and administrative expenses	15,910	—	88	—	15,998

Income (loss) from operations	15,484	—	(78)	66	15,472
Other expense:
Interest expense	3,670	—	—	—	3,670
Amortization of deferred financing costs	1,066	—	—	—	1,066
Other, net	30	—	(12)	—	18

	4,766	—	(12)	—	4,754

Net income	$10,718	$—	$(66)	$66	$10,718

For the Three Months Ended September 30, 2004
	(1) Norcraft Companies LP	(1) Norcraft Finance Corp.	Norcraft Canada	Eliminations	Total
Net sales	$89,186	$—	$2,292	$(2,292)	$89,186
Cost of sales	62,098	—	2,263	(2,292)	62,069

Gross profit	27,088	—	29	—	27,117
Equity in loss of Canadian Subsidiary	(38)	—	—	38	—
Selling, general and administrative expenses	14,686	—	65	—	14,751

Income (loss) from operations	12,364	—	(36)	38	12,366
Other expense (income):
Interest expense	4,093	—	—	—	4,093
Amortization of deferred financing costs	627	—	—	—	627
Other, net	(1)	—	2	—	1

	4,719	—	2	—	4,721

Net income	$7,645	$—	$(38)	$38	$7,645

(1)	Co-issuers.

CONDENSED CONSOLIDATING INCOME STATEMENTS

For the Nine months ended September 30, 2005

	(1) Norcraft Companies LP	(1) Norcraft Finance Corp.	Norcraft Canada	Eliminations	Total
Net sales	$301,671	$—	$9,497	$(9,497)	$301,671
Cost of sales	210,447	—	9,152	(9,497)	210,102

Gross profit	91,224	—	345	—	91,569
Equity in earnings of Canadian Subsidiary	101	—		(101)
Selling, general and administrative expenses	47,461	—	256		47,717

Income (loss) from operations	43,864	—	89	(101)	43,852
Other expense:
Interest expense	11,395	—	—	—	11,395
Amortization of deferred financing costs	2,253	—	—	—	2,253
Other, net	142	—	(12)	—	130

	13,790	—	(12)	—	13,778

Net income	$30,074	$—	$101	$(101)	$30,074

For the Nine months ended September 30, 2004
	(1) Norcraft Companies LP	(1) Norcraft Finance Corp.	Norcraft Canada	Eliminations	Total
Net sales	$245,869	$—	$4,073	$(4,073)	$245,869
Cost of sales	166,241	—	4,527	(4,073)	166,695

Gross profit	79,628	—	(454)	—	79,174
Equity in loss of Canadian Subsidiary	(642)	—	—	642	—
Selling, general and administrative expenses	43,076	—	186	—	43,262

Income (loss) from operations	35,910	—	(640)	642	35,912
Other expense (income):
Interest expense	12,072	—	(2)	—	12,070
Amortization of deferred financing costs	1,871	—	—	—	1,871
Other, net	(92)	—	4	—	(88)

	13,851	—	2	—	13,853

Net income	$22,059	$—	$(642)	$642	$22,059

(1)	Co-issuers.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine months ended September 30, 2005

	(1) Norcraft Companies LP	(1) Norcraft Finance Corp.	Norcraft Canada	Eliminations	Total
Cash flows from operating activities	$42,579	$—	$240	$—	$42,819
Cash flows from investing activities:
Proceeds from sale of property and equipment	52	—	—	—	52
Purchase of property, plant and equipment	(4,470)	—	(379)	—	(4,849)
Purchase of display cabinets	(4,649)	—	—	—	(4,649)
Net borrowing to Norcraft Canada	(130)	—	—	130	—

Total cash flows from investing activities	(9,197)	—	(379)	130	(9,446)

Cash flows from financing activities:
Payments on term loan	(23,500)	—	—	—	(23,500)
Book overdrafts payable	—	—	—	—	—
Proceeds from issuance of member interests	343	—	—	—	343
Repurchase of member’s interests	(1,888)	—	—	—	(1,888)
Tax distributions to members	(7,572)	—	—	—	(7,572)
Net borrowings from Norcraft	—	—	130	(130)	—

Total cash flows from financing activities	(32,617)	—	130	(130)	(32,617)

Effect of exchange rates on cash	—	—	(124)	—	(124)

Net increase/(decrease) in cash	765	—	(133)	—	632
Cash, beginning of period	664	—	159	—	823

Cash, end of period	$1,429	$—	$26	$—	$1,455

For the Nine months ended September 30, 2004
	(1) Norcraft Companies LP	(1) Norcraft Finance Corp.	Norcraft Canada	Eliminations	Total
Cash flows from operating activities	$22,329	$—	$(888)	$—	$21,441
Cash flows from investing activities:
Proceeds from sale of property and equipment	13	—	—	—	13
Purchase of property, plant and equipment	(4,850)	—	(794)	—	(5,644)
Purchase of display cabinets	(4,150)	—	—	—	(4,150)
Net borrowing to Norcraft Canada	(1,766)	—	—	1,766	—

Total cash flows from investing activities	(10,753)	—	(794)	1,766	(9,781)

Cash flows from financing activities	(14,000)	—	1,766	(1,766)	(14,000)
Effect of exchange rates on cash	—	—	(6)	—	(6)

Net increase/(decrease) in cash	(2,424)	—	78	—	(2,346)
Cash, beginning of period	2,533	—	50	—	2,583

Cash, end of period	$109	$—	$128	$—	$237

(1)	Co-issuers.

Senior Credit Facility

On October 21, 2003, concurrent with the acquisition of Norcraft Companies LLC by Holdings, Norcraft entered into a $70.0 million senior credit facility with a third party for up to $25.0 million in available revolver funds, of which none was outstanding at September 30, 2005 or December 31, 2004, and a $45.0 million term loan maturing on October 21, 2009. The senior credit facility allows for up to $10.0 million in authorized letters of credit. The interest rates on these facilities are based on LIBOR or prime, plus a premium. The premium is based on the leverage ratio of the Company. At September 30, 2005, the revolver had an interest rate of LIBOR plus 2.00% and the term loan had a rate of LIBOR plus 3.00%. Borrowings under the senior credit facility are collateralized by substantially all of the Company’s assets. Approximately $3.5 million of letters of credit were outstanding at September 30, 2005 and December 31, 2004. The total available credit under the revolver at September 30, 2005 and December 31, 2004 was $21.6 million.

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

During 2005, Norcraft has made advance debt payments on the term loan facility totaling $23.5 million.

9.	Members’ Equity Subject to Put Request

The limited partnership agreement of Holdings provides that certain employee equity holders may request that Holdings repurchase limited partnership units upon their death or disability at the then fair market value. Following such a request, Holdings must use its commercially reasonable efforts to repurchase such units, subject to limitations on the repurchase of equity contained in the senior credit facility and the indentures governing the Senior Discount Notes and Senior Subordinated Notes, respectively. The fair market value of these units is recorded outside of permanent equity. Any changes in the fair market value of these units are reported as changes in members’ equity subject to put request in the statement of members’ equity and comprehensive income.

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

Company Overview

The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and the accompanying notes included elsewhere in this quarterly report. Additionally, the following discussion should be read together with the Selected Financial Data and our consolidated financial statements and the accompanying notes included in our 2004 annual report on Forms 10-K and 10-K/A.

All of our operations are conducted through Norcraft Companies, L.P. (“Norcraft”). Norcraft is an indirect wholly-owned subsidiary of Norcraft Holdings, L.P., (“Holdings”). The words “Company”, “we”, “us”, and “our” refer to Holdings together with Norcraft.

We continue to experience significant organic sales growth due to industry growth and increased market share. Our profitability at the gross margin level has also grown, but at a lesser pace than sales due to material price increases in our industry and production inefficiencies in our plants. Profitability levels for Holdings at the net income level have also been reduced relative to prior-year periods by additional interest and increased amortization of deferred financing costs as a result of increased indebtedness. Profitability levels for Norcraft at the net income level have improved slightly relative to prior-year periods because of leveraged selling, general and administrative expenses.

General

We are a leader in manufacturing, assembling and finishing kitchen and bathroom cabinetry in the United States. We provide our customers with a single source for a broad range of high-quality cabinetry, including stock, semi-custom and custom cabinets. Our cabinets are manufactured in both framed and full access construction. We market our products through four brands: Mid Continent Cabinetry, UltraCraft, StarMark and Fieldstone. The Mid Continent and Ultracraft brands correspond to those divisions, while both the StarMark and Fieldstone brands correspond to the StarMark division.

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

On October 21, 2003, 100% of the outstanding membership units of Norcraft Companies, L.L.C. were acquired by Holdings, a new entity formed at the direction of funds associated with Saunders Karp & Megrue L.L.C. and Trimaran Fund Management, L.L.C and our chief executive officer, Mark Buller, and his relatives.

Results of Operations

The following tables outline for the periods indicated, selected operating data as a percentage of net sales.

	Norcraft Holdings, L.P.
	Three Months Ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	70.2%	69.6%	69.6%	67.8%

Gross profit	29.8%	30.4%	30.4%	32.2%
Selling, general and administrative expenses	15.1%	16.5%	15.8%	17.6%

Income from operations	14.7%	13.9%	14.6%	14.6%
Interest expense	5.5%	5.7%	5.9%	5.3%
Amortization of deferred financing costs	1.1%	0.7%	0.9%	0.8%
Other, net	0.0%	0.0%	0.0%	0.0%

Net income	8.1%	7.5%	7.8%	8.6%

	Norcraft Companies, L.P.
	Three Months Ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	70.2%	69.6%	69.6%	67.8%

Gross profit	29.8%	30.4%	30.4%	32.2%
Selling, general and administrative expenses	15.1%	16.5%	15.8%	17.6%

Income from operations	14.7%	13.9%	14.6%	14.6%
Interest expense	3.5%	4.6%	3.8%	4.9%
Amortization of deferred financing costs	1.0%	0.7%	0.7%	0.8%
Other, net	0.0%	0.0%	0.0%	0.0%

Net income	10.2%	8.6%	10.1%	9.0%

Three Months Ended September 30, 2005 Compared with Three Months Ended September 30, 2004

Net Sales. Net sales increased by $16.4 million, or 18.4%, from $89.2 million for the three months ended September 30, 2004 to $105.6 million for the same period of 2005. Each division contributed to the strong growth in sales with Mid Continent and StarMark each representing just under half of the overall increase in net sales and UltraCraft making up the remainder. In each case, the increases are due to our ability to deliver innovative, quality products on time.

Cost of Sales. Cost of sales increased by $12.1 million, or 19.5%, from $62.1 million for the three months ended September 30, 2004 to $74.2 million for same period of 2005. The increase was primarily attributable to our increased sales volume. Cost of sales as a percentage of net sales increased from 69.6% for the three months ended September 30, 2004 to 70.2% for the same period of 2005.

Gross Profit. Gross profit increased by $4.4 million, or 16.1%, from $27.1 million for the three months ended September 30, 2004 to $31.5 million for the same period of 2005. Gross profit as a percentage of net sales decreased from 30.4% for the three months ended September 30, 2004 to 29.8% for the same period of 2005. Gross profit was negatively impacted by increased freight costs and continuing production inefficiencies. We continue to adjust our production schedule to work to improve these production inefficiencies.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1.2 million, or 8.5%, from $14.8 million for the three months ended September 30, 2004 to $16.0 million for the same period of 2005. Selling, general and administrative expenses were $0.9 million higher than the prior-year period because of increased sales and marketing expense to generate new customers, market our new products, and support our increased sales volume. The remaining increase in selling, general and administrative expenses was in administrative costs that indirectly support our increased sales volume. Selling, general and administrative expenses as a percentage of net sales decreased from 16.5% for the three months ended September 30, 2004 to 15.1% for the same period of 2005. We expect selling, general and administrative expenses as a percentage of net sales to continue to be stable during the remainder of 2005.

Income from Operations. Income from operations increased by $3.1 million, or 25.1%, from $12.4 million for the three months ended September 30, 2004 compared to $15.5 million for the same period of 2005. The increase in income from operations was a result of factors described above. Income from operations as a percentage of net sales increased from 13.9% for the three months ended September 30, 2004 to 14.7% for the same period of 2005.

Interest, Amortization of Deferred Financing fees, and Other Expenses. Holdings’ consolidated interest, amortization of deferred financing fees, and other expenses increased by $1.2 million, or 21.7%, from $5.7 million for the three months ended September 30, 2004 to $6.9 million for the same period of 2005. The increase was attributable to an increase in interest expense of $0.7 million from increased indebtedness, and increased amortization of deferred financing charges as a result of the 9  3/4% Senior Discount Notes due 2012 (the “Senior Notes”) issued in August of 2004 by Holdings and its wholly-owned finance subsidiary, Norcraft Capital Corp. The average debt balance was $249.9 million and $227.1 during the three months ended September 30, 2005 and 2004, respectively. The average borrowing rate on the term note payable to the agent bank was 7.5% and 4.7% during the three months ended September 30, 2005 and 2004, respectively. The borrowing rates on the Senior Subordinated Notes (as hereinafter defined) and the Senior Notes are fixed at 9.0% and 9.75%, respectively. Interest, amortization of deferred financing fees, and other expenses for Holdings as a percentage of net sales increased from 6.4% for the three months ended September 30, 2004 to 6.6% for the same period of 2005.

Interest, amortization of deferred financing fees, and other expenses increased for Norcraft by $0.1 million, or 0.7%, from $4.7 million for the three months ended September 30, 2004 to $4.8 million for the same period of 2005. Interest, amortization of deferred financing fees, and other expenses for Norcraft as a percentage of net sales decreased from 5.3% for the three months ended September 30, 2004 to 4.5% for the same period of 2005.

We expect interest and amortization of deferred financing fees to begin to decrease in future periods as debt balances continue to be paid down.

Net Income. Holdings’ net income increased $1.9 million from $6.7 million for the three months ended September 30, 2004 to $8.5 million for the same period of 2005, for the reasons described above. Net income as a percentage of net sales for Holdings increased from 7.5% for the three months ended September 30, 2004 to 8.1% for the same period of 2005.

Norcraft’s net income increased $3.1 million from $7.6 million for the three months ended September 30, 2004 to $10.7 million for the same period of 2005, for the reasons described above. Net income as a percentage of net sales for Norcraft increased from 8.6% for the three months ended September 30, 2004 to 10.2% for the same period of 2005.

Nine months ended September 30, 2005 Compared with Nine months ended September 30, 2004

Net Sales. Net sales increased by $55.8 million, or 22.7%, from $245.9 million for the nine months ended September 30, 2004 to $301.7 million for the same period of 2005. Each division contributed to the strong growth in sales with Mid Continent representing approximately half of the overall increase in net sales, StarMark representing nearly one third of the increase and UltraCraft making up the remainder. In each case, the increases are due to our ability to deliver innovative, quality products on time.

Cost of Sales. Cost of sales increased by $43.4 million, or 26.0%, from $166.7 million for the nine months ended September 30, 2004 to $210.1 million for same period of 2005. The increase was primarily attributable to our increased sales volume. Cost of sales as a percentage of net sales increased from 67.8% for the nine months ended September 30, 2004 to 69.6% for the same period of 2005.

Gross Profit. Gross profit increased by $12.4 million, or 15.7%, from $79.2 million for the nine months ended September 30, 2004 to $91.6 million for the same period of 2005. Gross profit as a percentage of net sales decreased from 32.2% for the nine months ended September 30, 2004 to 30.4% for the same period of 2005. Gross profit was impacted by a number of offsetting factors. First, effective on January 1, 2005, Norcraft changed its vacation policy. This change resulted in adjustments which increased gross profit by approximately $1.3 million. Second, gross profit was negatively impacted by increased freight costs. Third, gross profit was negatively impacted by continuing production inefficiencies. Finally, the material price increases experienced during the last half of 2004 were partially offset by our own price increases, the last of which were implemented during the first quarter of 2005 and achieved a full impact as the year progressed. We continue to adjust our production schedule to improve the production inefficiencies.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $4.5 million, or 10.3%, from $43.2 million for the nine months ended September 30, 2004 to $47.7 million for the same period of 2005. Selling, general and administrative expenses were impacted by a number of offsetting factors. First, effective on January 1, 2005, Norcraft changed its vacation policy. This change resulted in adjustments which decreased selling, general and administrative expenses by approximately $0.4 million. Selling, general and administrative expenses were $3.1 million higher than the prior-year period because of increased sales and marketing expense to generate new customers, market our new products, and support our increased sales volume. The remaining increase in selling, general and administrative expenses was in administrative costs that indirectly support our increased sales volume. Selling, general and administrative expenses as a percentage of net sales decreased from 17.6% for the nine months ended September 30, 2004 to 15.8% for the same period of 2005. We expect selling, general and administrative expenses as a percentage of net sales to continue to be lower than prior year periods during the remainder of 2005.

Income from Operations. Income from operations increased by $8.0 million, or 22.3%, from $35.9 million for the nine months ended September 30, 2004 compared to $43.9 million for the same period of 2005. The increase in income from operations was a result of factors described above, including the change in vacation policy. Income from operations as a percentage of net sales was 14.6% for the nine months ended September 30, 2004 and 2005.

Interest, Amortization of Deferred Financing fees, and Other Expenses. Holdings’ consolidated interest, amortization of deferred financing fees, and other expenses increased by $5.4 million, or 36.1%, from $14.8 million for the nine months ended September 30, 2004 to $20.2 million for the same period of 2005. The increase was attributable to an increase in interest expense of $4.5 million from increased indebtedness, and increased amortization of deferred financing charges as a result of the issuance of the Senior Notes. The average debt balance was $255.1 million and $228.4 during the nine months ended September 30, 2005 and 2004, respectively. The average borrowing rate on the term note payable to the agent bank was 6.4% and 4.5% during the nine months ended September 30, 2005 and 2004, respectively. The borrowing rates on the Senior Subordinated Notes and the Senior Notes are fixed at 9.0% and 9.75%, respectively. Interest, amortization of deferred financing fees, and other expenses for Holdings as a percentage of net sales increased from 6.1% for the nine months ended September 30, 2004 to 6.8% for the same period of 2005.

Interest, amortization of deferred financing fees, and other expenses decreased for Norcraft by $0.1 million, or 0.1%, from $13.9 million for the nine months ended September 30, 2004 to $13.8 million for the same period of 2005. Interest, amortization of deferred financing fees, and other expenses for Norcraft as a percentage of net sales decreased from 5.7% for the nine months ended September 30, 2004 to 4.5% for the same period of 2005.

We expect interest and amortization of deferred financing fees to begin to decrease in future periods as debt balances continue to be paid down.

Net Income. Holdings’ net income increased $2.6 million from $21.1 million for the nine months ended September 30, 2004 to $23.7 million for the same period of 2005, for the reasons described above. Net income as a percentage of net sales for Holdings decreased from 8.6% for the nine months ended September 30, 2004 to 7.8% for the same period of 2005.

Norcraft’s net income increased $8.0 million from $22.1 million for the nine months ended September 30, 2004 to $30.1 million for the same period of 2005, for the reasons described above. Net income as a percentage of net sales for Norcraft increased from 9.0% for the nine months ended September 30, 2004 to 10.1% for the same period of 2005.

Liquidity and Capital Resources

Our primary cash needs are working capital, capital expenditures, display cabinets, tax distributions, and debt service. We finance these cash requirements through internally-generated cash flow and funds borrowed under our credit facility.

Cash provided by operating activities was $42.8 million for the nine months ended September 30, 2005, compared with $21.4 million for the same period of 2004, an increase of $21.4 million. The increase was primarily due to the change in operating assets and liabilities of $10.7 million. This was complimented by the increase in net income and adjustments to reconcile net income to net cash provided by operating activities, which provided $10.7 million more cash during the nine months ended September 30, 2005, as compared to the same period of 2004.

Cash used in investing activities was $9.4 million for the nine months ended September 30, 2005, compared with $9.8 million for the same period of 2004, a decrease of $0.4 million. Capital expenditures were $4.8 million for the nine months ended September 30, 2005, compared with $5.6 million for the same period of 2004, a decrease of $0.8 million. Additionally, expenditures for display cabinets were $4.6 million for the nine months ended September 30, 2005, compared with $4.2 million for the same period of 2004, an increase of $0.4 million. Going forward, we expect cash used in investing activities to primarily consist of capital expenditures and expenditures for display cabinets.

Cash used in financing activities was $32.6 million for the nine months ended September 30, 2005, compared with $14.0 million provided in the same period of 2004, an increase of $18.6 million. This increase was primarily due to loan prepayments, which were $23.5 million for the nine months ended September 30, 2005, compared with $14.5 million for the same period of 2004. Also, estimated tax distributions to members were $7.6 million in the nine months ended September 30, 2005, compared with $1.4 million for the same period of 2004. Cash used in financing activities should continue as the cash generated above is used to pay down debt and make member estimated tax distributions.

On October 21, 2003, Norcraft entered into a $70.0 million senior credit facility and issued $150.0 million of 9% senior subordinated notes due 2012 (the “Senior Subordinated Notes”).

Norcraft’s senior credit facility consists of a $25.0 million revolving credit facility and a $45.0 million term loan facility. Availability under the revolving credit facility has been reduced by $3.5 million as a result of the issuance of a letter of credit. The borrowings under the revolving credit facility are available until its maturity to fund Norcraft’s working capital requirements, capital expenditures and other general corporate needs. The revolving credit facility matures on October 21, 2008 and has no scheduled amortization or commitment reductions. The term loan facility matures on October 21, 2009 and has quarterly scheduled amortization, which began March 31, 2004. Norcraft’s term loan facility currently bears interest at LIBOR plus 3.00%, and its revolving credit facility currently bears interest at LIBOR plus 2.00%. The applicable margin percentage under the revolving loan facility is subject to adjustments based on the ratio of Norcraft’s total indebtedness to our consolidated EBITDA. Additionally, on the last day of each calendar quarter, Norcraft is required to pay each lender a 0.375% per annum commitment fee in respect of any unused commitments of such lender under the revolving loan facility subject to adjustment in a manner similar to the adjustment for the applicable margin for the revolving credit facility. In addition, Norcraft is required to make annual mandatory prepayments of the term loan under its senior credit facility in an amount equal to 50% of excess cash flow (as defined in the senior credit facility). The term loan is also subject to mandatory prepayments in an amount equal to (a) 50% of the net cash proceeds from certain equity issuances; (b) 100% of the net cash proceeds of certain debt and preferred stock issuances; (c) 100% of the net cash proceeds of certain asset sales or other dispositions of property; and (d) 100% of all casualty and condemnation proceeds, in each case subject to certain exceptions.

Norcraft is required to pay cash interest on the Senior Subordinated Notes semi-annually in arrears on May 1 and November 1 of each year. The Senior Subordinated Notes have no scheduled amortization and mature on November 1, 2011.

The senior credit facility contains covenants, which, among other things, limit: (i) additional indebtedness; (ii) dividends; (iii) capital expenditures and (iv) acquisitions, mergers and consolidations. The facility also contains certain financial covenants, including maximum leverage ratio, minimum interest coverage ratio and minimum fixed charge coverage ratio. Norcraft was in compliance with these covenants at September 30, 2005. Indebtedness under the senior credit facility is secured by substantially all of Norcraft’s assets, including its real and personal property, inventory, accounts receivable, intellectual property and other intangibles. In addition, the senior credit facility is guaranteed by its parent, Norcraft Intermediate Holdings, L.P., and secured by its assets (including Norcraft equity interests), as well as guaranteed by and secured by the equity interests and substantially all of the assets of our current and, if any, future subsidiaries, with certain exceptions.

On August 17, 2004 Holdings and Norcraft Capital Corp., a 100% owned finance subsidiary of Holdings issued, on a joint and several basis, $118.0 million aggregate principal amount at maturity ($80.3 million gross proceeds) of the Senior Notes. The net proceeds of this offering were used to make a distribution to Holdings’ limited partners. Norcraft Capital Corp. was formed on August 12, 2004 and has no operations. Interest is accruing on the Senior Notes in the form of an increase in the accreted value of the Senior Notes prior to September 1, 2008. Thereafter, cash interest on the Senior Notes accrues and is payable semiannually in arrears on March 1 and September 1 of each year, commencing March 1, 2009 at a rate of 9 3/4% per annum.

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

Additionally, the terms of the Senior Notes limit Holdings’ ability to, among other things, incur additional indebtedness, dispose of assets, make acquisitions, make other investments, pay dividends and make various other payments. The terms also include cross-default provisions. Holdings was in compliance with these terms at September 30, 2005.

We anticipate that the funds generated by operations and funds available under the revolving credit facility will be sufficient to meet working capital requirements, make required member tax distributions, and to finance capital expenditures over the next several years. There can be no assurance, however, that our business will generate sufficient cash flow from operations, that anticipated net sales growth and operating improvements will be realized or that future borrowings will be available under our senior credit facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs.

Taxes; Distributions to our Limited Partners

We are a limited partnership. As such, our income is allocated to our limited partners for inclusion in their respective tax returns. Accordingly, no liability or provision for Federal income taxes and deferred income taxes attributable to our operations are included in our financial statements. We are subject to various state and local taxes.

Norcraft’s senior credit facility and the indenture governing the Senior Subordinated Notes significantly restrict Norcraft and its subsidiaries from paying dividends and otherwise transferring assets to Holdings. Norcraft may, however, make distributions to Holdings, subject to certain limitations, to permit it to make further distributions to its equity holders to pay taxes on our net income allocated to them. Tax distributions paid for the nine months ended September 30, 2005 were $7.6 million.

Inflation; Seasonality

Our costs of sales are subject to inflationary pressures and price fluctuations of the raw materials we use. We have generally been able over time to recover the effects of inflation and price fluctuations through sales price increases.

Our sales have historically been moderately seasonal and have been strongest in April through October.

Item 3. Quantitative and Qualitative Disclosures of Market Risk

As of September 30, 2005, the Company had a $25.0 million revolving credit facility which has a variable rate of interest and has the potential to expose us to fluctuations in the interest rate market. However, as of September 30, 2005, there were no borrowings under this facility. We have no interest rate swap agreements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the restatement described below, management determined that a material weakness existed in Holdings’ internal control over financial reporting as of June 30, 2005. Because of this material weakness, management determined that Holdings’ disclosure controls and procedures were not effective as of June 30, 2005 to ensure that all material information required to be included in Holdings’ reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including it’s principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. To address this material weakness, Holdings’ management performed additional analysis and other post-closing procedures to ensure that Holdings’ consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America.

Consideration of the Restatement

The restatement corrected an error in Holdings’ consolidated balance sheets as of December 31, 2003, September 30, 2004, September 30, 2004, December 31, 2004, and March 31, 2005, related to certain limited partnership units held by management and previously classified as permanent equity. The limited partnership agreement of Holdings provides that certain employee equity holders may request Holdings to repurchase their limited partnership units upon either their death or disability. Following such a request, Holdings must use commercially reasonable efforts to repurchase such units, subject to limitations on the repurchase of equity contained in the senior credit facility and the indentures governing the Senior Discount Notes and Senior Subordinated Notes, respectively. Holdings has determined the partnership units subject to this put request are contingently redeemable shares and should therefore be classified as temporary, or members’ equity subject to put request. Further, to the extent that there is a change in the fair value of these partnership units, Holdings will record a corresponding change in the carrying value of the members’ equity subject to put request and a change in members’ equity.

Internal Control over Financial Reporting

A material weakness is a control deficiency or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. As of June 30, 2005, Holdings did not maintain effective control over financial reporting to ensure members’ equity was accurately presented for redeemable units or that the accounting treatment related to redeemable units was appropriately reviewed to ensure compliance with accounting principles generally accepted in the United States of America. The transaction related to these redeemable units was non-routine in nature. Specifically, the Company did not have adequate controls over the classification of certain partnership units subject to put request nor the proper evaluation of the relevant accounting literature related to such units. This control deficiency resulted in a restatement of Holdings’ 2004 annual consolidated financial statements, as well as, Holdings’ interim consolidated financial statements for the quarters ended September 30, 2004 and March 31, 2005. Additionally, this control deficiency could result in a misstatement of members’ equity that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.

Management’s Remediation Plan

We have developed a plan to remediate the identified material weaknesses. Several elements of our remediation plan, which were initiated in September 2005, can only be accomplished over time. Management is in the process of evaluating the operating effectiveness of the changes in internal control over financial reporting resulting from this plan and expects the remediation to be completed during the quarter ended December 31, 2005. In connection with our remediation efforts to date, both the Chief Financial Officer and the Controller of Holdings’ have evaluated EITF D-98: Classification and Measurement of Redeemable Securities and other relevant accounting literature. The purpose of this evaluation was to strengthen management’s understanding of the appropriate presentation and disclosure of members’ equity in accordance with accounting principles generally accepted in the United States of America, specifically related to non-routine transactions.

Changes in Internal Control over Financial Reporting

Aside from the changes discussed above, there have not been any changes in Holdings’ internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during Holdings’ fiscal quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, Holdings’ internal control over financial reporting.

Limitations on the Effectiveness of Controls

Holdings’ internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Holdings’ internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of Holdings’ are being made only in accordance with authorizations of management and directors and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of Holdings’ assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

During the ordinary course of business, we have become and may in the future become subject to pending and threatened legal actions and proceedings. The Company is not a party to any other pending legal proceedings other than ordinary routine litigation incidental to its business. In management’s opinion, adverse decisions on legal proceedings, in the aggregate, would not have a materially adverse impact on the Company’s results of operations or financial position. The majority of the pending legal proceedings involve claims for workers compensation. These claims are generally covered by insurance, but there can be no assurance that our insurance coverage will be adequate to cover any such liability.

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

NORCRAFT HOLDINGS, L.P.
(Registrant)

NORCRAFT COMPANIES, L.P.
(Registrant)

/s/ Mark Buller	/s/ Leigh Ginter
Mark Buller	Leigh Ginter
Chief Executive Officer	Chief Financial Officer

Date: November 14, 2005	Date: November 14, 2005
Signing on behalf of the	Signing on behalf of the
Registrant and as principal	Registrant and as principal
Officer	accounting officer