Form 10-K
period 2005-12-31
Norcraft Holdings, L.P.; NORCRAFT COMPANIES LP
filed 2006-03-31
CIK 1305018, 1288248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file numbers: 333-119696 and 333-114924

Norcraft Holdings, L.P.

Norcraft Companies, L.P.

(Exact name of registrants as specified in their certificates of limited partnership)

Delaware	75-3132727
Delaware	36-4231718
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3020 Denmark Avenue, Suite 100

Eagan, MN 55121

(Address of Principal Executive Offices)

(800) 297-0661

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act.    Yes  ☐     No  ☒.

Indicate by check mark if the registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒    No  ☐

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) have been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐.

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, or non-accelerated filers.

              Large Accelerated Filer                 ☐ Accelerated Filer                 ☐ Non-Accelerated Filer   ☒

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

The aggregate market value of voting and non-voting common equity held by non-affiliates in the case of Norcraft Companies, L.P. is $0 and in the case of Norcraft Holdings, L.P. is approximately $6.2 million.

This Form 10-K is a combined annual report being filed separately by two registrants: Norcraft Holdings, L.P. and Norcraft Companies, L.P. Unless the context indicates otherwise, any reference in this report to “Holdings” refers to Norcraft Holdings, L.P. and any reference to “Norcraft” refers to Norcraft Companies, L.P., the wholly-owned operating subsidiary of Holdings. The “Company”, “we”, “us”, and “our” refer to Norcraft Holdings, L.P., together with Norcraft Companies, L.P.

Norcraft Holdings, L.P.	Norcraft Companies, L.P.

This combined Form 10-K is separately filed by Norcraft Holdings, L.P. and Norcraft Companies, L.P. Each Registrant hereto is filing on its own behalf all of the information contained in this annual report that relates to such Registrant. Each Registrant hereto is not filing any information that does not relate to such Registrant, and therefore makes no representation as to any such information.

PART I

Item 1. Business

OUR COMPANY

Norcraft Holdings L.L.C. was formed on August 21, 2003 as a Delaware corporation to acquire all the outstanding membership units of Norcraft Companies LLC (“Predecessor”). On October 10, 2003, Norcraft Holdings L.L.C. converted to a Delaware Limited Partnership and is now Norcraft Holdings L.P. (“Holdings”). Holdings had no activity prior to its acquisition of Norcraft Companies LLC on October 21, 2003. Concurrent with the acquisition, Norcraft Companies LLC converted to a Delaware Limited Partnership and is now Norcraft Companies, L.P. Norcraft Companies, L.P. (“Norcraft,”), a separate public reporting company, is a 100% owned subsidiary of Holdings. Holdings and Norcraft are also collectively referred to as the “Company” or “we”.

The consolidated financial statements of Holdings include the accounts of its 100% owned subsidiary, Norcraft. In August 2004, Holdings and Norcraft Capital Corp., Holdings’ other wholly owned subsidiary, issued $118.0 million of 9 3/4% senior discount notes generating gross proceeds of $80.3 million. Holdings and Norcraft Capital Corp. are the sole obligors of these notes. The net proceeds of this offering were used to make a distribution to Holdings’ limited partners. Other than this debt obligation, related deferred issuance costs, and related interest and amortization expense, all other assets, liabilities, income, expenses and cash flows of Holdings presented for all periods represent those of its wholly owned subsidiary Norcraft.

We are a leader in manufacturing, assembling and finishing kitchen and bathroom cabinetry in the United States. We provide our customers with a single source for a broad range of high-quality cabinetry, including stock, semi-custom and custom cabinets. Our products are manufactured in both framed and frameless, or full access, construction. We market our products through four brands: Mid Continent Cabinetry®, UltraCraft®, StarMark® and Fieldstone®. Each of these brands represents a distinct line of cabinetry and has been in operation for over 19 years, with Mid Continent, our original brand, having been established in 1966. We believe each brand is well recognized and highly respected throughout the industry for its attractive style, flexibility, quality and value.

We believe our product offering, developed through strategic acquisitions and substantial internal enhancements, represents one of the most comprehensive in the industry, with a broad range of price points, styles, materials and customization levels. In 2000, we acquired UltraCraft, a semi-custom full access cabinet line. In 2002, we acquired StarMark, consisting of the StarMark brand, a semi-custom framed cabinet line, and the Fieldstone brand, a high-end semi-custom and custom framed cabinet line. These acquisitions, combined with our stock and designer-stock framed cabinet line, Mid Continent Cabinetry, have formed a well-balanced platform that has generated significant growth. We have also made substantial investments to enhance our existing product lines, introduce new products and expand capacity at our manufacturing facilities. As a result of our strategy, we currently offer more than 21,500 door and finish combinations for wood, thermofoil, high-pressure laminate and melamine cabinets. With such a broad range of cabinetry products, we are able to compete in multiple segments of the market.

We primarily sell our products to kitchen and bathroom cabinetry dealers as well as to wholesale retailers, or wholetailers, and directly to home builders. We have an extensive network of active customers and internal and independent sales representatives. Our products are sold in the repair and remodeling and new home construction markets. We have national distribution capabilities for all of our brands though six manufacturing facilities, four service and distribution centers, four warehouses and five retail locations strategically located throughout the United States. As a result, our net sales are balanced throughout the United States.

We have experienced significant growth, both organically and through acquisitions, over the past four years. We believe that our broad product line coupled with our new product offerings, recent new customer additions, primary focus on the dealer channel, delivery of quality customer service and investment in manufacturing capacity provides a strong platform for continued growth in sales and profitability.

OUR PRODUCTS

We offer a broad product line that encompasses a complete range of price points, styles, materials, and customization levels. Our product offering includes stock, semi-custom and custom cabinets. We offer cabinets in both framed and full access construction and offer more than 21,500 door and finish combinations for wood, thermofoil, high-pressure laminate, and melamine cabinets.

Our business is conducted through three business divisions: Mid Continent Cabinetry, UltraCraft Cabinetry and StarMark Cabinetry (which includes both the StarMark and Fieldstone brands). Within our three business divisions, we market our products through four brands: Mid Continent Cabinetry, UltraCraft, StarMark, and Fieldstone. Mid Continent is our original brand, dating back to 1966. The UltraCraft brand, acquired by us in 2000, was established in 1986, and the StarMark and Fieldstone brands, acquired by us in 2002, were established in 1975 and 1978, respectively. Each brand represents a distinct product line with little or no overlap. As a result, we are able to aggressively market each of our brands to a broad range of customers without significantly competing with our other brands. We believe our attention to brand positioning provides an advantage over some of our larger competitors who offer multiple brands in the same price point.

MID CONTINENT CABINETRY

Mid Continent manufactures a broad range of stock framed cabinetry, offering 63 door styles and approximately 417 door and finish combinations. The Mid Continent product offering includes two distinct product lines: Signature Series and Pro Series, which are differentiated by door style and finish, as well as design options and construction features. Mid Continent’s products accounted for $247.9 million, net of intercompany eliminations, or approximately 61.2%, of our sales during the fiscal year ended December 31, 2005.

Signature Series

Mid Continent’s Signature Series, the division’s most popular product line, provides features and customization options comparable to a semi-custom product at price points competitive with stock cabinetry. The Signature Series offers numerous door style selections in various wood species, with multiple door and finish combinations. In addition, the Signature Series offers a wide variety of construction upgrades and design options, such as plywood sides and full-extension, dovetail maple drawers, for added style and design. We believe that our Signature Series cabinetry appeals to consumers undertaking remodeling projects, who seek superior design flexibility and attractive appearance relative to stock cabinetry and lower cost and shorter lead-times compared to semi-custom and custom cabinetry. We also believe we appeal to home builders who seek cabinetry that differentiates their homes and gives home buyers the look and feel of custom cabinetry at an affordable price.

Pro Series

Mid Continent’s Pro Series is designed for the value-conscious customer. The Pro Series is manufactured in high quantities and a limited range of finishes with few modification options. We believe that our Pro Series cabinetry primarily appeals to builders who are seeking products for single family and multi-unit dwellings.

ULTRACRAFT CABINETRY

UltraCraft manufactures a full range of stock and semi-custom wall, base, tall, vanity, and specialty cabinets. UltraCraft offers 71 door styles and over 16,000 door and finish combinations.

UltraCraft cabinets are full access, offering true full-overlay doors with concealed hinges and functional hardware. Full access cabinets provide flush, furniture-style, finished ends and provide greater storage space than traditional framed cabinets. The UltraCraft product offering is comprised of three distinct product lines: Destiny, Vision, and Entrée, each of which are differentiated by features, finish, color, style selection, design options, and price. UltraCraft’s products accounted for $65.0 million, net of intercompany eliminations, or approximately 16.1%, of our sales during the fiscal year ended December 31, 2005.

Destiny Line

UltraCraft’s Destiny line is our high-end semi-custom full access product offering with extensive customization options. Destiny cabinets include thousands of door and finish combinations constructed of wood, thermofoil, and melamine. Over the years we have continued to significantly expand Destiny’s product offering, adding new wood species, door styles and finishes. Destiny line products are targeted at affluent, established customers who desire upscale, smartly designed, fully-featured cabinets.

Vision Line

UltraCraft’s Vision product line has experienced significant growth every year since its introduction in April 2002. The Vision line includes five door styles and nine Italian “Eurotek” veneer finishes, a unique technology of an Italian manufacturer. The Vision manufacturing process utilizes this state of the art technology to create a high-end semi-custom style and look at a mid-range price. As a result, we believe our Vision line products are well positioned to target younger, more fashion-oriented consumers.

Entrée Line

UltraCraft’s Entrée line is value priced full access cabinetry manufactured in high quantities and in a limited range of sizes and styles, with few modification options. Entrée cabinets are manufactured using 5/8 inch melamine board with full edgebanding, and as such are a higher-quality product than most entry level cabinets. Entrée cabinets are targeted to be sold primarily to builders for use in new construction projects.

STARMARK CABINETRY

The StarMark and Fieldstone brands collectively comprise our StarMark Cabinetry business division. StarMark products are primarily distributed through a network of independent dealers and, to a more limited degree, five of our own Kitchen and Bath Ideas retail centers. StarMark provides high quality attractively designed semi-custom cabinets which incorporate many of the design features of custom cabinetry at a lower price. StarMark Cabinetry collectively accounted for $91.7 million, net of intercompany eliminations, or approximately 22.7%, of our revenues for the fiscal year ended December 31, 2005.

StarMark

StarMark is semi-custom framed cabinetry. Kitchens are personalized for the homeowner’s lifestyle, and designed by trained professionals who are experienced in using the depth of the StarMark product line to achieve a unique look and value investment for the home. StarMark’s products are targeted at both middle and upper income consumers.

Fieldstone

Fieldstone is our higher-end, semi-custom framed cabinetry brand. This brand features an exclusive selection of products, finishes and modifications above and beyond what is available in the StarMark brand. Each kitchen is individually designed and accented by industry experts who use Fieldstone modifications, migration and exclusive finishes to achieve a custom room for their clients without a premium price. Fieldstone’s products are targeted at both middle and upper income consumers.

MANUFACTURING

We operate six manufacturing facilities strategically located throughout the United States and Canada. Our largest facility, in Newton, Kansas, is vertically integrated, enabling it to rough mill oak lumber, manufacture oak door and cabinet-box frame parts, and fully assemble cabinet doors, as well as perform machining, assembly and finishing operations for oak and other wood species. Our five remaining plants are primarily machining, assembly and finishing operations. At all of our sites, prior to assembly, rough milled lumber is machined. Panels, shelves, drawers, drawer fronts, doors, floors and back parts are then assembled. The cabinetry is then finished (sanded, stained, varnished and cured) and then assembled. Hardware is then added, and the final product is inspected, packaged and staged for shipment. Our products are made to order and not to stock and accordingly, our inventory levels are low. Following production at one of our facilities, the finished product is shipped to our customers either directly or indirectly or via one of our four distribution centers.

Newton, along with Cottonwood, Minnesota and Lynchburg, Virginia are Mid Continent facilities, with Cottonwood and Lynchburg receiving doors manufactured by Newton and outsourcing their rough mill production of raw materials to third party vendors. Our Liberty, North Carolina facility is an UltraCraft facility, and our Sioux Falls, South Dakota facility is a StarMark facility, producing both StarMark and Fieldstone cabinets. Liberty and Sioux Falls each outsource rough mill production and door manufacturing in all wood species to third party vendors.

We are currently increasing the level of insourcing of products currently purchased from third parties. Our StarMark division is insourcing an increasing amount of door production that will result in savings from the amounts formerly paid to third parties for these products. Our facility in Winnipeg, Canada is ramping-up production of wood components which were formerly purchased from third parties. The Winnipeg plant primarily produces product for our Mid Continent division and should produce increased cost savings as it reaches full efficiencies. We will continue to evaluate further insourcing opportunities as a method to increase our margins.

SALES, MARKETING AND DISTRIBUTION

We sell our products principally through our network of internal and independent sales representatives, and five Kitchen and Bath Ideas retail stores. The majority of our sales are through our sales representatives, who cover all areas of the United States, and with whom we believe we have established strong relationships by providing superior customer service, timely delivery and quality products at competitive pricing.

Our sales and marketing strategy is focused on distributing our products primarily to kitchen and bath dealers and wholetailers. According to Kitchen and Bath Business, the dealer and wholetailer channels accounted for 60.0% of U.S. cabinet industry sales in 2004. In certain markets, we also sell our products directly to builders. We have developed strong relationships with our dealers by delivering superior customer service, accurate and timely deliveries, quality products and competitive pricing. We believe these relationships provide us an advantage as dealers often influence the consumer’s decision at the point-of-sale, particularly since consumers are generally not familiar with a specific brand or style of cabinetry prior to their interaction with the dealer.

We have national distribution capabilities for all of our brands and our net sales are balanced throughout the United States. In addition, we continually monitor the sales volume and credit worthiness of our dealers to further enhance our network and we aim to maximize the sales potential of our customers by providing frequent dealer training, extensive product literature and attractive displays.

We also distribute our products through other channels on a limited basis, including national galleries, our Kitchen and Bath Ideas retail stores and other distributors. Our retail stores, which represented approximately 2.4% of our overall revenues in 2005, sell products from each of our divisions, as well as kitchen appliances, countertops and other kitchen and bath items.

CUSTOMERS

We primarily sell our products to kitchen and bathroom cabinetry dealers and wholesale retailers, or wholetailers, as well as directly to home builders. We have an extensive network of over 2,700 active customers. Our largest customer in 2005 accounted for 6.4% of our sales, and our largest 10 customers accounted for approximately 24.7% of sales during such time. Our customers sell our products in the repair and remodeling and new home construction markets. Other than through our retail locations, we do not generally sell our products directly to home owners.

We seek to attract and retain customers by:

•	delivering our products on time, in the specification and quantity ordered;

•	producing a quality product offering that is regularly updated with new introductions;

•	providing superior customer service and product warranties;

•	supporting dealer and distributor employees through providing cabinet displays, extensive educational programs and substantial promotional materials; and

•	utilizing a professional, nationwide network of sales representatives who have close relationships with desirable dealers.

COMPETITION

The cabinet industry is mature, competitive, large and fragmented, with approximately 5,000 cabinet manufacturers competing for approximately $13.0 billion in sales during 2004 (as estimated by Kitchen and Bath Business) with only eight competitors having in excess of $200 million in annual sales in 2004. Key competitive factors in the cabinetry industry include product quality, accurate and timely delivery, value and price.

We have numerous competitors and we expect competition to increase. Our competitors manufacture stock, semi-custom and custom cabinetry. There are relatively low capital requirements for cabinetry assembly, and therefore it is relatively easy for small competitors to enter the industry. Many of our competitors compete on a local or regional basis, but others, like us, compete on a national basis as well. Our competitors include large consolidated operations which house their manufacturing facilities in large and efficient plants as well as relatively small, local cabinetwork manufacturers. Moreover, companies in other building products industries may compete with us.

We believe that we compete favorably with other manufacturers due to the breadth of our product offerings, production capacity and delivery and service. Many of our competitors are larger than we are and may have access to more resources than we do.

INTELLECTUAL PROPERTY

We rely on a combination of trademarks, copyrights and trade secret protection, employee and third party non-disclosure agreements, and domain name registrations to protect our intellectual property. We sell many of our products under a number of registered trademarks, which we believe are widely recognized in the cabinetry industry. With respect to proprietary know-how, we rely on trade secret protection and confidentiality agreements. Monitoring the unauthorized use of our intellectual property is difficult, and the steps we have taken may not prevent unauthorized use of our intellectual property. The disclosure or misappropriation of our intellectual property could harm our ability to protect our rights and our competitive position. To date, we have not relied heavily on patents in operating our business.

EMPLOYEES

As of December 31, 2005 we had approximately 2,600 employees. This total included over 2,100 manufacturing employees. Of our total employees, over 1,600 were at Mid Continent and corporate, nearly 400 were at UltraCraft and over 600 were at StarMark. None of our employees or any prospective employee is subject to any collective bargaining agreement.

ENVIRONMENTAL REGULATION

Our operations are subject to extensive federal, state and local environmental laws and regulations relating to, among other things, the generation, storage, handling, emission, transportation and discharge of regulated materials into the environment. Permits are required for certain of our operations, and these permits are subject to revocation, modification and renewal by issuing authorities. Governmental authorities have the power to enforce compliance with their regulations, and violations may result in the payment of fines or the entry of injunctions, or both. We may also incur liability for investigation and clean-up of soil or groundwater contamination on or emanating from current or formerly owned and operated properties, or at offsite locations at which regulated materials are located where we are identified as a responsible party. We do not believe we will be required under existing environmental laws and enforcement policies to expend amounts that will have a material adverse effect on our results of operations financial condition or cash flows. The requirements of such laws and enforcement policies, however, have generally become more stringent over time. Also, discovery of currently unknown conditions could require responses that could result in significant costs. Accordingly, we are unable to predict the ultimate cost of compliance with environmental laws and enforcement policies.

Item 1A. Risk Factors

Our business, operations and financial condition are subject to various risks. Some of these risks are described below, and you should take these risks into account in evaluating us or any investment decision involving us. This section does not describe all risks applicable to us, our industry or our business, and it is intended only as a summary of the material risk factors.

Our substantial level of indebtedness could adversely affect our financial condition.

We have a significant amount of indebtedness which could adversely affect our financial condition and business. At December 31, 2005, we had $241.6 million of indebtedness outstanding ($150.0 million of which was maintained at our operating entity Norcraft Companies, L.P.), and approximately $20.0 million of additional borrowing capacity under the revolving portion of our senior credit facility with an approximately $5.0 million outstanding letter of credit.

Our high level of indebtedness could:

•	make it more difficult for us to satisfy our obligations on the Senior Subordinated Notes or Senior Discount Notes;

•	reduce the availability of our cash flow for other purposes, such as capital expenditures, acquisitions and working capital;

•	place us at a disadvantage compared to our competitors that have less debt;

•	expose us to fluctuations in the interest rate environment because the senior credit facility is at a variable rate of interest; and

•	limit our ability to borrow additional funds.

We expect to obtain the money to pay our expenses and to pay the interest on the Senior Subordinated Notes, the Senior Discount Notes, and other debt from cash flow from our operations and from additional loans under our senior credit facility. Our ability to meet our expenses thus depends on our future performance, which will be affected by financial, business, economic and other factors which we will not be able to control. Our cash flow may not be sufficient to allow us to pay principal and interest on our debt (including the notes) and to meet our other obligations. If we do not have enough money, we may be required to refinance all or part of our existing debt (including the notes), sell assets or borrow more money. We may not be able to do so on terms acceptable to us or at all. In addition, the terms of existing or future debt agreements, including our senior credit facility, the indenture governing the Senior Subordinated Notes, and the indenture governing the Senior Discount Notes, may restrict us from adopting any of these alternatives. The failure to generate sufficient cash flow or to achieve such alternatives could significantly adversely affect the value of the Senior Subordinated Notes or the Senior Discount Notes and our ability to pay principal of and interest on the notes.

The indentures for the Senior Subordinated Notes and the Senior Discount Notes, respectively, and our senior credit facility impose significant operating and financial restrictions, which may prevent us from capitalizing on business opportunities.

The indentures for the Senior Subordinated Notes and the Senior Discount Notes, respectively, and our senior credit facility impose significant operating and financial restrictions on us. These restrictions will limit our ability and our subsidiaries to, among other things, incur additional indebtedness, make investments, sell assets, incur certain liens, enter into agreements restricting our subsidiaries’ ability to pay dividends, or merge or consolidate. In addition, our senior credit facility requires us to maintain specified financial ratios. These covenants may adversely affect our ability to finance our future operations or capital needs or to pursue available business opportunities. A breach of any of these covenants or our inability to maintain the required financial ratios could result in a default under the related indebtedness. If a default occurs, the relevant lenders could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing that indebtedness.

We will be able to incur more indebtedness and the risks associated with our substantial leverage, including our ability to service our indebtedness, will increase.

The indentures relating to the Senior Subordinated Notes and the Senior Discount Notes, respectively, and the credit agreement governing Norcraft’s senior credit facility permit us and/or our subsidiaries, subject to specified conditions, to incur additional indebtedness, including secured indebtedness, under certain circumstances. If we incur additional debt, the risks associated with our substantial leverage, including risks relating to our ability to service our debt, would increase. If we incur any secured debt in the future, holders of this secured debt will have claims that are prior to your claims as holders of the notes to the extent of the value of the assets securing that other debt. In the event of a bankruptcy, liquidation or reorganization or similar proceeding relating to us, holders of secured debt will have a prior claim to the assets that constitute their collateral.

Holdings and Norcraft Capital Corp. are the sole obligors under the Senior Discount Notes. Holdings’ subsidiaries, including Norcraft, do not guarantee Holdings’ obligations under the Senior Discount Notes and do not have any obligation with respect to the Senior Discount Notes; the Senior Discount Notes are effectively subordinated to the debt and liabilities of Holdings’ subsidiaries, including Norcraft, and are effectively subordinated to any of our future secured debt to the extent of the value of the assets secured by such debt.

Holdings has no operations of its own and derives all of its revenues and cash flow from its subsidiaries. Holdings’ subsidiaries are separate and distinct legal entities and other than Norcraft Capital Corp., have no obligation, contingent or otherwise, to pay amounts due under the exchange notes or to make any funds available to pay those amounts, whether by dividend, distribution, loan or other payments.

The Senior Discount Notes are structurally subordinated to all debt and liabilities, including trade payables, of Holdings’ subsidiaries, including Norcraft, and are effectively subordinated to any of Holdings’ future secured debt to the extent of the value of the assets securing such debt. Holdings’ subsidiaries may not have sufficient funds or assets to permit payments to Holdings in amounts sufficient to permit Holdings to pay all or any portion of its indebtedness and other obligations, including its obligations on the Senior Discount Notes. As of December 31, 2005 the aggregate debt of Holdings’ subsidiaries (other than Norcraft Capital Corp., which has no additional debt) was $241.6 million.

Increases in interest rates and the reduced availability of financing for home improvements may cause our sales and profitability to decrease.

In general, demand for home improvement products may be adversely affected by increases in interest rates and the reduced availability of financing. If interest rates increase and consequently, the ability of prospective buyers to finance purchases of home improvement products is adversely affected, our business, financial condition and results of operations may also be adversely impacted and the impact may be material.

Downturns in the home building industry or the economy could negatively affect the demand for and pricing of our products and our operating results.

The home building industry may be significantly affected by changes in economic and other conditions such as gross domestic product levels, employment levels, demographic trends, availability of financing, interest rates and consumer confidence. A decrease in employment levels, consumer confidence or the availability of financing could negatively affect the demand for and pricing of our products which would adversely affect our results of operations.

Increased prices for raw materials or finished goods used in our products could increase our cost of sales and decrease demand for our products, which could adversely affect our profitability or revenues.

Our profitability is affected by the prices of the raw materials and finished goods used in the manufacture of our products. These prices may fluctuate based on a number of factors beyond our control, including, among others, changes in supply and demand, general economic conditions, labor costs, competition, import duties, tariffs, currency exchange rates and, in some cases, government regulation. Continued increases could adversely affect our profitability or revenues. We have no long-term supply contracts for the raw materials and finished goods used in the manufacture of our products. This means that we are subject to changes in the prices charged by our suppliers. Significant increases in the prices of raw materials or finished goods could adversely affect our profit margins, especially if we are not able to recover these costs by increasing the prices we charge our customers for our products. We enter into pricing agreements with certain customers which fix their pricing for specified periods ranging from one to six months.

Interruptions in deliveries of raw materials or finished goods could adversely affect our profitability or revenues.

Our dependency upon regular deliveries from particular suppliers means that interruptions or stoppages in such deliveries could adversely affect our operations until arrangements with alternate suppliers could be made. If any of our suppliers were unable to deliver materials to us for an extended period of time, as the result of financial difficulties, catastrophic events affecting their facilities or other factors beyond our control, or if we were unable to negotiate acceptable terms for the supply of materials with these or alternative suppliers, our business could suffer. We may not be able to find acceptable alternatives, and any such alternatives could result in increased costs for us. Even if acceptable alternatives are found, the process of locating and securing such alternatives might be disruptive to our business. Extended unavailability of a necessary raw material or finished good could cause us to cease manufacturing of one or more products for a period of time. In addition, the manufacturing process for UltraCraft’s Vision product line includes components which are made by an Italian manufacturer using proprietary technology. The manufacturer’s failure to deliver components could cause us to cease manufacturing the Vision line products.

The loss of, or deterioration of relationships with, our sales representatives could adversely affect our sales and profits.

We depend on the services of independent sales representatives to sell the majority of our products and provide services and aftermarket support to our customers. The sales representative agreements we have are typically cancelable by the sales representative after a short notice period, if any at all. Furthermore, many of these sales representatives also sell our competitors’ products. The loss of a substantial number of these relationships, or our failure to maintain good relationships with these sales representatives, could materially reduce our sales and profits.

Environmental requirements applicable to our manufacturing and distribution facilities may impose significant environmental compliance costs and liabilities, which would adversely affect our results of operation.

Our facilities are subject to numerous federal, state and local laws and regulations relating to pollution and the protection of the environment, including those governing emissions to air, discharges to water, storage, treatment and disposal of waste, remediation of contaminated sites, and protection of worker health and safety. We believe we are in substantial compliance with all applicable requirements. However, our efforts to comply with environmental requirements do not remove the risk that we may be held liable, or incur fines or penalties, and that the amount of liability, fines or penalties may be material, for, among other things, releases of hazardous substances occurring on or emanating from current or formerly owned or operated properties or any associated offsite disposal location, or for contamination discovered at any of our properties from activities conducted by previous occupants.

Changes in environmental laws and regulations or the discovery of previously unknown contamination or other liabilities relating to our properties and operations could result in significant environmental liabilities which could make it difficult to pay the interest or principal amount of the notes when due. In addition, we might incur significant capital and other costs to comply with increasingly stringent air emission control laws and enforcement policies which would decrease our cash flow available to service our indebtedness.

We may not effectively compete in the highly fragmented and very competitive cabinet industry market, which may adversely affect our revenues.

We operate in the highly fragmented and very competitive cabinetry industry. Our competitors include national and local cabinetry manufacturers. These can be large consolidated operations which house their manufacturing facilities in large and efficient plants, as well as relatively small, local cabinetmakers. Some of our competitors have achieved substantially more market penetration in certain of the markets in which we operate. Some of our competitors have greater resources available and are less highly leveraged, which may provide them with greater financial flexibility. Moreover, companies in other building products industries may compete with us. To remain competitive, we will need to invest continuously in manufacturing, customer service and support, marketing and our dealer network. We may have to adjust the prices of some of our products to stay competitive, which would reduce our revenues. We may not have sufficient resources to continue to make such investments or maintain our competitive position within each of the markets we serve.

Manufacturing or assembly realignments as a result of our continued review of operations may result in a decrease in our near-term earnings or not result in cost reductions as expected, which would harm our profitability.

We continually review our manufacturing and assembly operations and sourcing capabilities. Effects of periodic manufacturing realignments and cost savings programs could result in a decrease in our near-term earnings until the expected cost reductions are achieved or may not result in expected cost savings at all. Such programs may include the consolidation and integration of facilities, functions, systems and procedures. Certain products may also be shifted from one manufacturing or assembly facility to another. Such actions may not be accomplished as quickly as anticipated and the expected cost reductions may not be achieved either of which would harm our profitability.

Increases in the cost of labor, union organizing activity, and work stoppages at our facilities or the facilities of our suppliers could materially affect our financial performance.

Our business is labor intensive, and, as a result, our financial performance is affected by the availability of qualified personnel and the cost of labor. Currently, none of our employees are represented by labor unions. Strikes or other types of conflicts with personnel could arise or we may become a target for union organizing activity. Some of our direct and indirect suppliers have unionized work forces. Strikes, work stoppages or slowdowns experienced by these suppliers could result in slowdowns or closures of facilities where components of our products are manufactured. In addition, organizations responsible for shipping our products may be impacted by occasional strikes staged by the Teamsters Union. Any interruption in the production or delivery of our products could reduce sales of our products and increase our costs.

We could face potential product liability claims relating to products we manufacture or distribute which could result in significant costs and liabilities, which would reduce our profitability.

We face an inherent business risk of exposure to product liability claims in the event that the use of any of our products results in personal injury or property damage. In the event that any of our products prove to be defective, we may be required to recall or redesign such products, which would result in significant unexpected costs. Any insurance we maintain may not be available on terms acceptable to us or such coverage may not be adequate for liabilities actually incurred. Further, any claim or product recall could result in adverse publicity against us, which could adversely affect our sales or increase our costs.

We are dependent on certain key personnel, the loss of whom could materially affect our financial performance and prospects.

Our continued success depends to a large extent upon the continued services of our senior management and certain key employees. Our chief executive officer, Mark Buller, has over 18 years of experience in the cabinetry industry. Our other senior executives have an average of over 20 years experience in the building product industry. The loss of the experience and services of any of these individuals could have a material adverse effect on our revenue, our financial performance and our results of operations.

If we cannot adequately protect our intellectual property rights we may lose exclusivity in our brand, which could reduce our sales and revenue.

As a company that manufactures and markets consumer products, we rely heavily on trademarks and copyrights to protect our cabinetry brands. We believe that brand recognition is one of several important factors in a consumer’s choice of cabinetry. Current protections may not adequately safeguard our intellectual property and we may incur significant costs to defend our intellectual property rights, which may harm our operating results. Although we are not aware that any of our intellectual property rights infringes upon the proprietary rights of third parties, third parties may make such claims in the future. Any infringement claims, whether with or without merit, could be time-consuming, result in costly litigation or damages, undermine the exclusivity and value of our brands, decrease sales or require us to enter into royalty or licensing agreements that may not be on terms acceptable to us.

We may in the future acquire related businesses, which we may not be able to successfully integrate, in which case we may be unable to recoup our investment in those acquisitions.

We may, from time to time, explore opportunities to acquire related businesses, some of which could be material to us. As of the date of this report, we have no agreements and are not in any discussions to acquire any material businesses or assets. If we do make acquisitions in the future, our ability to continue to grow will depend upon effectively integrating these acquired companies, achieving cost efficiencies and managing these businesses as part of our company. While we believe we have successfully integrated the two operations we have acquired within the last five years, we may not be able to effectively integrate newly acquired companies or successfully implement appropriate operational, financial and management systems and controls to achieve the benefits expected to result from these acquisitions. If we are unable to successfully integrate acquisitions we may not be able to recoup our investment in those acquisitions. Our efforts to integrate these businesses could be affected by a number of factors beyond our control, such as general economic conditions and increased competition. In addition, the process of integrating these businesses could cause the interruption of, or loss of momentum in, the activities of our existing business. The diversion of management’s attention and any delays or difficulties encountered in connection with the integration of these businesses could negatively impact our business and results of operations. Further, the economic benefits that we anticipate from these acquisitions may not develop.

Changes in consumer preferences for cabinet designs and configurations, and our failure to respond to such changes, could adversely affect demand for our product and our results or operations.

The cabinetry industry in general is subject to changing consumer trends, demands and preferences. Our continued success depends largely on the introduction and acceptance by our customers of new product lines that respond to such trends, demands and preferences. Our organic growth has been driven in part by our frequent new product introductions. We may not be able to successfully develop and design new brands. Trends within the industry change often and our failure to anticipate, identify or react to changes in these trends could lead to, among other things, rejection of a new product line, reduced demand and price reductions for our products, and could adversely affect our sales.

In the event of consolidation of our dealers, through whom we primarily sell our products, pressure may be put on our operating margins, which could harm our profitability.

If our dealer base were to consolidate, competition for the business of fewer dealers would intensify. If we do not provide product offerings and price points that meet the needs of our dealers, or if we lose a substantial amount of our dealer base, our profitability could decrease.

We are controlled by our principal equity holders, which have the power to take unilateral action that could be adverse to the interests of holders of the notes.

Investors controlled by SKM Equity Fund III, L.P. and Trimaran Fund II, L.L.C., through their control of our general partner, control our affairs and policies. Circumstances may occur in which the interests of these equity holders could be in conflict with the interests of the holders of the notes. In addition, these equity holders may have an interest in pursuing acquisitions, divestitures or other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to holders of the notes. See “Management,” “Security Ownership of Certain Beneficial Owners and Management and Related Equity Holder Matters” and “Certain relationships and related transactions.”

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease our executive offices located in Eagan, Minnesota. We own six separate manufacturing facilities, four of which manufacture Mid Continent cabinets, one of which manufactures UltraCraft cabinets, and one of which manufactures StarMark and Fieldstone cabinets. In addition, we lease eight other non-retail facilities which are used for service and distribution functions and storage. Finally, we lease two and own three retail stores that are engaged in the retail distribution of our products and other non-cabinet products of other industry participants.

Each of our facilities, by function and division, is set forth in the table below:

Location	Owned/ Leased	Approximate Square Footage	Function
Eagan, Minnesota	Leased	17,708	Headquarters
Cottonwood, Minnesota	Owned	210,000	Manufacturing—Mid Continent
Liberty, North Carolina	Owned	214,600	Manufacturing—UltraCraft
Lynchburg, Virginia	Owned	147,600	Manufacturing—Mid Continent
Newton, Kansas	Owned	268,600	Manufacturing—Mid Continent
Sioux Falls, South Dakota	Owned	233,000	Manufacturing—StarMark
San Leandro, California	Leased	34,900	Distribution/Service Center
Tampa, Florida	Leased	41,300	Distribution/Service Center
Gilbert, Arizona	Leased	31,500	Distribution/Service Center
Vista, California	Leased	25,900	Distribution/Service Center
Liberty, North Carolina	Leased	15,000	Warehouse
Newton, Kansas	Leased	44,000	Warehouse
Staley, North Carolina	Leased	21,900	Warehouse
Lynchburg, Virginia	Leased	1,875	Warehouse
Brandon, Florida	Leased	3,000	Kitchen and Bath Ideas Retail Store
Clearwater, Florida	Leased	1,600	Kitchen and Bath Ideas Retail Store
Colorado Springs, Colorado	Owned	21,500	Kitchen and Bath Ideas Retail Store
Lynchburg, Virginia	Owned	5,000	Kitchen and Bath Ideas Retail Store
Sioux Falls, South Dakota	Owned	4,000	Kitchen and Bath Ideas Retail Store
Winnipeg, Manitoba	Owned	54,000	Manufacturing

Item 3. Legal Proceedings

During the ordinary course of business, we have become and may in the future become subject to pending and threatened legal actions and proceedings. All of the current legal actions and proceedings that we are a party to are of an ordinary or routine nature incidental to our operations, the resolution of which should not have a material adverse effect on our financial condition, results of operations or cash flows. We are not currently a party to any product liability claims. The majority of the pending legal proceedings involve claims for workers compensation. These claims are generally covered by insurance, but there can be no assurance that our insurance coverage will be adequate to cover any such liability.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrants’ Common Equity, Related Equity Holder Matters and Issuers’ Purchases of Equity Securities

Neither Holdings nor Norcraft has publicly traded stock. Holdings indirectly owns all of the outstanding equity interests in Norcraft. There are approximately 37 holders of equity interests in Holdings. In 2004, Holdings made a distribution of approximately $80.0 million to its equity holders.

Item 6. Selected Financial Data

The selected data presented below is derived from our audited financial statements, which are included elsewhere in this report. The predecessor company financial statements have been presented at their historical cost basis. The successor company financial statements have been prepared giving effect to the Acquisition (as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), including recapitalization of our company in accordance with EITF 88-16, Basis in Leveraged Buyout Transactions, as a partial purchase.

	Norcraft Holdings L.P.
	For the Period October 21 through December 31, 2003		(unaudited) Pro Forma Fiscal Year Ended December 31, 2003 (3)		Fiscal Year Ended December 31,
(dollar amounts in thousands)					2004		2005
Statement of Operations Data:
Net sales	$52,777		$256,676		$330,275		$404,639
Cost of sales	36,341		172,748		227,433		282,541

Gross profit	16,436		83,928		102,842		122,098
Selling, general and administrative expense	10,168		51,798		58,244		64,874
Other .	—		4,127		—		—

Income from operations	6,268		28,003		44,598		57,224
Interest expense	3,217		15,881		18,815		23,208
Amortization of deferred financing costs	391		2,384		2,714		4,127
Other, net	610		1,248		(58)		220

Total other expense	4,218		19,516		21,471		27,555
Income from continuing operations	2,050		8,490		23,127		29,669
Loss from discontinued operations	—		—		—		—
Loss on disposal of discontinued operations	—		—		—		—

Net income	$2,050		$8,490		$23,127		$29,669

Other Financial Data:
Ratio of earnings to fixed charges (2)	1.6	x	1.5	x	2.0	x	3.0	x

	(dollar amounts in thousands)
	December 31,
	2003	2004	2005
Balance Sheet Data:
Total assets	$356,842	$369,992	$372,157
Total debt	195,000	263,752	241,567
Members’ equity subject to put request	22,354	26,377	46,094
Members’ equity	109,409	52,676	51,476

	Norcraft Companies, L.P.
	Predecessor						Successor
	Fiscal Year Ended December 31,				For the Period January 1, 2003 through October 20, 2003		For the Period October 21 through December 31, 2003		(unaudited) Pro Forma Fiscal Year Ended December 31, 2003 (3)		Fiscal Year Ended December 31,
(dollar amounts in thousands)	2001		2002								2004		2005
Statement of Operations Data:
Net sales	$136,855		$203,860		$203,899		$52,777		$256,676		$330,275		$404,639
Cost of sales	96,607		141,705		135,918		36,341		172,748		227,433		282,541

Gross profit	40,248		62,155		67,981		16,436		83,928		102,842		122,098
Selling, general and administrative expense	30,026		36,031		37,721		10,168		51,798		58,244		64,874
Other	—		—		4,127		—		4,127		—		—

Income from operations	10,222		26,124		26,133		6,268		28,003		44,598		57,224
Interest expense	3,585		2,574		1,422		3,217		15,881		15,897		14,893
Amortization of deferred financing costs	198		301		267		391		2,384		2,589		3,772
Other, net	12		641		638		610		1,248		(58)		220

Total other expense	3,795		3,516		2,327		4,218		19,516		18,428		18,885
Income from continuing operations	6,427		22,608		23,806		2,050		8,490		26,170		38,339
Loss from discontinued operations	(439)		—		—		—		—		—		—
Loss on disposal of discontinued operations	(4,049)		—		—		—		—		—		—

Net income	$1,939		$22,608		$23,806		$2,050		$8,490		$26,170		$38,339

Other Financial Data:
Ratio of earnings to fixed charges (2)	2.6	x	8.2	x	12.8	x	1.6	x	1.5	x	2.4	x	3.0	x

	(dollar amounts in thousands)
	December 31,
	2001(1)	2002(1)	2003	2004	2005
Balance Sheet Data:
Total assets	$80,773	$103,940	$356,842	$366,585	$369,105
Total debt	30,597	24,749	195,000	180,500	150,000
Members’ equity	36,547	53,959	131,763	158,898	186,085

(1)	Predecessor company.
(2)	For purposes of determining the ratio of earnings to fixed charges, earnings consist of net income before fixed charges. Fixed charges consist of interest expense on indebtedness, the amortization of deferred debt issuance costs, and the interest portion of our rent expense (assumed to be one-third of total rent expense).
(3)	Pro forma adjustment detail is included in our most recent S-4 filing.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

These forward looking statements are based on our expectations and beliefs concerning future events affecting us. They are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Although we believe that the expectations reflected in our forward looking statements are reasonable, we do not know whether our expectations will prove correct. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in our discussion in this report, including the risks outlined under “Risk Factors,” will be important in determining future results.

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

Company Overview

The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and the accompanying notes included elsewhere in this annual report.

All of our operations are conducted through Norcraft which is an indirect wholly-owned subsidiary of Holdings.

Our fiscal year is the calendar year ending December 31. References to “fiscal year” mean the year ending December 31. For example, “fiscal year 2005” or “fiscal 2005” means the period from January 1, 2005 to December 31, 2005. As noted in Note 1 to the Consolidated Financial Statements, the Acquisition, as described below, resulted in a new basis of accounting for our company. For comparison purposes, pro forma financial data for the period from January 1, 2003 through December 31, 2003, is used to arrive at a 12-month period ended December 31, 2003. This pro forma data may be referred to herein as pro forma fiscal year ended December 31, 2003.

The unaudited pro forma statements for the year ended December 31, 2003, were derived from our historical financial statements, adjusted to give effect to (i) the October 21, 2003, acquisition of Norcraft Companies, LLC, (ii) the October 21, 2003 9% Senior Subordinated Notes offering and the application of proceeds, and (iii) the August 12, 2004, 9 3/4% Senior Discount Notes offering and the application of proceeds as if they each occurred on January 1, 2003.

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

We were founded as Marshall Millworks, Inc. in 1966 as a single millwork manufacturing facility located in Marshall, Minnesota. For the next 32 years, Marshall Millworks sold its products under the Mid Continent brand and grew organically, adding capacity as needed to support growth. In 1983, a second plant was opened in Newton, Kansas. Marshall Millworks subsequently changed its name to Norcraft Companies, Inc. and, in 1998, Norcraft Companies, LLC was formed and acquired the operating business of Norcraft Companies, Inc. In June 2000, we acquired the assets of The UltraCraft Company, located in Liberty, North Carolina, in order to expand our product offering and customer base through the addition of a semi-custom full access cabinetry line. To further expand the breadth of our product offering, market presence, and manufacturing capabilities, we acquired the StarMark and Fieldstone brands through the acquisition of the assets of StarMark, Inc., located in Sioux Falls, South Dakota, in March 2002. One of the buildings added in this acquisition in Lynchburg, Virginia was converted to a Mid Continent plant later in 2002.

On October 21, 2003, 100% of the outstanding membership units of Norcraft Companies, LLC were acquired by Holdings, a new entity formed at the direction of funds associated with Apax Partners, L.P. (formerly Saunders Karp & Megrue L.L.C.), and Trimaran Fund Management, L.L.C, or Trimaran and our chief executive officer, Mark Buller, and his relatives. The members of our continuing management team elected to exchange a majority of their membership units for limited partnership units of Holdings, our parent, in lieu of cash. Norcraft Companies, LLC converted to a Delaware limited partnership immediately following the acquisition and is now Norcraft Companies, L.P. This acquisition is referred to herein as the “Acquisition.”

The Company’s revenue increased 22.5% for the year ended December 31, 2005 as compared to the year ended December 31, 2004. Revenue increases are due to Norcraft’s ability to capitalize on the growth in the housing market by offering a wide range of quality products, and delivering those products on time. Net Income increased 28.3% for Holdings, and 46.5% for Norcraft for the year ended December 31, 2005 as compared to the year ended December 31, 2004, primarily due to the increase in sales and related expenses. Selling, general and administrative expenses increased at a slower pace than the sales increase, resulting in an increase in net income. Holdings interest and deferred financing expenses rose 27.0% in 2005, as compared to 2004, due to the issuance of the Senior Discount Notes by Holdings on August 17, 2004, thus causing the difference in income between Holdings and Norcraft.

The 2003 consolidated financial statements of Norcraft contained in this annual report also include the financial statements of the predecessor company prior to the Acquisition. The financial statements and financial data of the predecessor company are presented for comparative purposes. The predecessor company ceased operations as of the date of Acquisition. As noted in Note 1 to the Consolidated Financial Statements, the Acquisition resulted in a new basis of accounting for our company.

FINANCIAL STATEMENT PRESENTATION

Net Sales. Our net sales represent gross sales less deductions taken for sales returns, freight chargebacks and incentive rebate programs. Revenue is recorded upon delivery of product, which represents the point at which ownership transfers to the customer.

Cost of Sales. Our cost of sales is comprised of the cost of raw materials and plant costs such as labor, packaging, utilities and other facility expenses. Dimensioned wood components, wood doors, particle board, thermofoil doors and veneer panels and plywood are the most significant raw materials we purchase. We also classify shipping and handling costs as a component of cost of sales.

Selling, General and Administrative Expenses. Selling expenses consist primarily of salaries, trade promotions, advertising, commissions, amortization of expenses relating to our display cabinets installed at our customers and other marketing costs. We expense advertising costs as incurred. General administrative costs consist primarily of general management, insurance, accounting, tax and legal expenses, management fees payable to our principal equity holders and other expenses.

Other. Our other operating expenses consist of the impairment charge incurred in connection with the termination of the Yucca lease.

Other Expenses. Our non-operating expenses consist of interest, amortization of deferred financing costs, and various state and local taxes.

Comparability. The Acquisition was completed on October 21, 2003. As a result, certain of the financial information presented in the discussion of our results for the fiscal years ended December 31, 2004 and pro forma 2003 are not comparable.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements requires management to make estimates and judgments that affect the amounts reported in the financial statements. On an ongoing basis, management evaluates its estimates which are based on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following accounting policies are the most critical to us in that they are important to our financial statements and they require our most difficult, subjective or complex judgments in the preparation of our financial statements.

Allowance for Bad Debts

Our customers operate in the repair and remodeling and new home construction markets and, accordingly, their credit worthiness is affected by cyclical trends and general conditions in those markets. Concentrations of credit risk with respect to trade receivables are limited to some extent by our large number of customers and their geographic dispersion. In 2003, 2004, and 2005, no one customer accounted for more than 7% of net sales. We generally do not require collateral from our customers, but do maintain allowances for the estimated uncollectibility of accounts receivable based on historical experience and specifically identified at-risk accounts. The adequacy of the allowance is evaluated on an ongoing, periodic basis and adjustments are made in the period in which a change in condition occurs.

Inventory

We state inventory at the lower of cost or market using the first-in, first-out (FIFO) method. We make provisions for estimated obsolete or excess inventories. These provisions are based on historical experience, market conditions and other assumptions and judgment by management. Estimated costs to be incurred for such obsolete or excess inventory are recorded in the periods in which those conditions arise.

Goodwill and Identifiable Intangibles

Identifiable intangible assets consist of customer relationships and brand names. The customer relationship intangible asset is considered a definite-lived asset in accordance with Statement 142 and is being amortized using the straight-line method over its estimated useful life of 15 years. The use of straight-line amortization reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the company in each reporting period. Brand names, consisting of Mid Continent, UltraCraft, StarMark and Fieldstone are considered indefinite lived intangible assets under Statement 142. As such, amortization for these indefinite lived assets is replaced with a periodic impairment review. The fair value of indefinite-lived assets is determined for the annual impairment testing using the royalty savings method, which is a variation of the income approach. The method requires us to make assumptions and estimates about the royalty payments we would incur to use the various brand names. We have had no such impairment of goodwill or identifiable intangible assets through December 31, 2005.

It is our policy to value intangible assets at the lower of unamortized cost or fair value. Management reviews the valuation and amortization of intangible assets on a periodic basis, taking into consideration any events or circumstances that might result in diminished fair value. We periodically review the estimated useful lives of our identifiable intangible assets, taking into consideration any events or circumstances which might result in a diminished fair value or revised useful life.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives: buildings and leasehold improvements – 20 years or the life of the underlying lease, factory equipment – 7 years, vehicles – 5 years, office and data processing equipment – 3 to 5 years.

Product Warranties

We provide warranties for our products for a period ranging from three years to a lifetime warranty. Estimated costs to be incurred for such warranties are provided in the period of sale. These reserves are based on historical experience, market conditions and other assumptions and judgment by management.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) Share-Based Payments (“SFAS No. 123R”). SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R will require us to expense share-based payment awards with compensation cost measured at the fair value of the award. SFAS No. 123R requires us to adopt the new accounting provisions beginning in the first quarter of 2006. The adoption of SFAS 123R is not expected to materially impact the Company’s financial statements.

Results of Operations

The following table outlines for the periods indicated, selected operating data as a percentage of net sales.

	Norcraft Holdings, L.P.
	Year Ended December 31,		For the Period October 21, 2003 through December 31,	Pro Forma Fiscal Year Ended December 31,
	2005	2004	2003 (2)	2003 (2)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	69.8%	68.9%	68.9%	67.3%

Gross profit	30.2%	31.1%	31.1%	32.7%
Selling, general and administrative expenses	16.1%	17.6%	19.2%	20.2%
Other	—	—	—	1.6%

Income from operations	14.1%	13.5%	11.9%	10.9%
Interest expense	5.7%	5.7%	6.1%	6.2%
Amortization of deferred financing costs	1.0%	0.8%	0.7%	0.9%
Other, net	0.1%	—	1.2%	0.5%

Net income	7.3%	7.0%	3.9%	3.3%

	Norcraft Companies, L.P.
	Year Ended December 31,		For the Period October 21, 2003 through December 31,	Pro Forma Fiscal Year Ended December 31,	For the Period January 1, 2003 through October 20,
	2005	2004	2003 (2)	2003 (2)	2003 (1)
Net sales	100.00%	100.00%	100.00%	100.0%	100.00%
Cost of sales	69.80%	68.90%	68.90%	67.3%	66.70%

Gross profit	30.20%	31.10%	31.10%	32.7%	33.30%
Selling, general and administrative expenses	16.10%	17.60%	19.20%	20.2%	18.50%
	—	—	—	1.6%	2.00%

Income from operations	14.10%	13.50%	11.90%	10.9%	12.80%
Interest expense	3.60%	4.80%	6.10%	6.2%	0.70%
Amortization of deferred financing costs	0.90%	0.80%	0.70%	0.9%	0.10%
Other, net	0.10%	—	1.20%	0.5%	0.30%

Net income	9.50%	7.90%	3.90%	3.3%	11.70%

(1)	Predecessor company
(2)	Successor company

Year Ended December 31, 2005 Compared with Year Ended December 31, 2004

Net Sales. Net sales increased by $74.3 million, or 22.5%, from $330.3 million for the year ended December 31, 2004 to $404.6 million for the year ended December 31, 2005. Each division contributed to the strong growth in sales with Mid Continent representing approximately half of the overall increase in net sales, StarMark representing approximately one-third of the increase and UltraCraft making up the remainder. As the housing market grew, Norcraft was able to capture a larger share of the market in each division, due to our ability to deliver innovative, quality products on time. During the year, we implemented price increases which contributed approximately 3.5% of the total increase in sales.

Cost of Sales. Cost of sales increased by $55.1 million, or 24.2% from $227.4 million for the year ended December 31, 2004 to $282.5 million for same period of 2005. The increase was primarily attributable to our increased sales volume. Cost of sales as a percentage of net sales increased from 68.9% for the year ended December 31, 2004 to 69.8% for the same period of 2005.

Gross Profit. Gross profit increased by $19.3 million, or 18.7%, from $102.8 million for the year ended December 31, 2004 to $122.1 million for the year ended December 31, 2005. Gross profit as a percentage of net sales decreased from 31.1% for the year ended December 31, 2004 to 30.2% for 2005. Gross profit was impacted by a number of offsetting factors. First, effective on January 1, 2005, Norcraft changed its vacation policy. This change resulted in adjustments which increased gross profit by approximately $1.3 million, and increased gross profit as a percent of net sales by approximately 0.3%. Second, gross profit was negatively impacted by increased freight costs and production inefficiencies. Additionally, Norcraft experienced material cost increases from suppliers in 2004. To offset the impact of these cost increases, Norcraft introduced price increases to customers in the last half of 2004 and first quarter of 2005. The full impact of these price increases was realized as 2005 progressed. We continue to adjust our production schedule to improve the production inefficiencies.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $6.7 million, or 11.4%, from $58.2 million for the year ended December 31, 2004 to $64.9 million for the same period of 2005. Selling, general and administrative expenses were impacted by a number of offsetting factors. First, effective on January 1, 2005, Norcraft changed its vacation policy. This change resulted in adjustments which decreased selling, general and administrative expenses by approximately $0.4 million. Selling, general and administrative expenses were $4.1 million higher than the prior-year period because of increased sales and marketing expense to generate new customers, market our new products, and support our increased sales volume. The remaining increase in selling, general and administrative expenses was in administrative costs that indirectly support our increased sales volume. Selling, general and administrative expenses as a percentage of net sales decreased from 17.6% for the year ended December 31, 2004 to 16.1% for the same period of 2005.

Income from Operations. Income from operations increased by $12.6 million, or 28.3%, from $44.6 million for the year ended December 31, 2004 to $57.2 million for 2005. The increase in income from operations was a result of factors described above, including the increase in net sales and gross profit which outpaced the increase in selling, general and administrative expenses. Income from operations as a percentage of net sales increased from 13.5% for the year ended December 31, 2004 to 14.1% for fiscal 2005.

Interest, Amortization of Deferred Financing fees, and Other Expenses. Holdings’ consolidated interest, amortization of deferred financing fees, and other expenses increased $6.1 million, or 28.3%, from $21.5 million for the year ended December 31, 2004 to $27.6 million for fiscal 2005. Interest expense increased $4.4 million from increased indebtedness, as a result of the issuance of the Senior Notes in August of 2004. The average debt balance was $252.7 million and $226.9 during the years ended December 31, 2005 and 2004, respectively. The average borrowing rate on the term note payable to the agent bank was 6.6% and 4.6% during the year ended December 31, 2005 and 2004, respectively. The borrowing rates on the Senior Subordinated Notes and the Senior Notes are fixed at 9.0% and 9.75%, respectively. Amortization of deferred financing charges increased $1.4 million during the year ended December 31, 2005 and compared to the year ended December 31, 2004, due to the accelerated pay-down of the term note. Interest, amortization of deferred financing fees, and other expenses as a percentage of net sales increased from 6.5% for the year ended December 31, 2004 to 6.8% for fiscal 2005.

Interest, amortization of deferred financing fees, and other expenses for Norcraft increased $0.5 million, or 2.5%, from $18.4 million for the year ended December 31, 2004 to $18.9 million for fiscal 2005. Interest, amortization of deferred financing fees, and other expenses as a percentage of net sales decreased from 5.6% for the year ended December 31, 2004 to 4.6% for fiscal 2005.

Net Income. Holdings’ net income increased by $6.6 million, or 28.3%, from $23.1 million for the year ended December 31, 2004 compared with $29.7 million for fiscal 2005, for the reasons described above. Net income as a percentage of net sales for Holdings increased from 7.0% for the year ended December 31, 2004 to 7.3% for 2005.

Norcraft’s net income increased by $12.1 million, or 46.5%, from $26.2 million for the year ended December 31, 2004, compared with $38.3 million for fiscal 2005, for the reasons described above. Net income as a percentage of net sales for Norcraft increased from 7.9% for the year ended December 31, 2004 to 9.5% for fiscal 2005.

As described above, effective January 1, 2005, Norcraft changed its vacation policy. Under the old policy, employees were advanced the full annual allowable number of vacation hours that they would earn that year on January 1. These hours had to be used by the end of the year as any unused hours could not be carried forward to the following year. Under the new policy, one-half of the annual allowable number of vacation hours will be advanced as of January 1, 2005. The remaining half will be earned on a pro-rata basis over the remainder of the year. Any unused hours at December 31, 2005 can be carried forward into the following year, up to 150% of each employee’s annual allowable vacation hours. Beginning in 2006, 40 hours will be advanced to each employee at the beginning of the year. As a result of this policy change, Norcraft reduced its employee vacation accrual by approximately $1.7 million as of January 1, 2005 and reduced vacation expense by $1.3 million in cost of sales and $0.4 million in selling, general and administrative expenses in 2005.

Year Ended December 31, 2004 Compared with Pro Forma Year Ended December 31, 2003

Net Sales. Net sales increased by $73.6 million, or 28.7%, from $256.7 million for the pro forma year ended December 31, 2003 to $330.3 million for the year ended December 31, 2004. Of the overall increase in net sales, nearly two-thirds was attributable to strong growth in new product introductions of Mid Continent’s Signature product line and a general increase in our active customer base. Secondarily, increased sales of UltraCraft’s Destiny and Vision lines contributed nearly a fifth of the increase in net sales. The remaining increase in net sales was largely due to an increase in StarMark sales.

Cost of Sales. Cost of sales increased by $54.7 million, or 31.7%, from $172.7 million for the pro forma year ended December 31, 2003 to $227.4 million for same period of 2004. The increase was primarily attributable to our increased sales volume. Cost of sales as a percentage of net sales increased from 67.3% for the pro forma year ended December 31, 2003 to 68.9% for the same period of 2004.

Gross Profit. Gross profit increased by $18.9 million, or 22.5%, from $83.9 million for the pro forma year ended December 31, 2003 to $102.8 million for the year ended December 31, 2004. Gross profit as a percentage of net sales decreased from 32.7% for the year ended December 31, 2003 to 31.1% for 2004. While gross profit as a percentage of net sales decreased, there were offsetting factors contributing. Gross profit as a percentage of net sales was positively impacted by increased leverage of fixed overhead costs over increased sales. However, gross profit as a percentage of sales was negatively impacted by increased material costs experienced during the year ended December 31, 2004, and decreased labor efficiencies.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $6.4 million, or 12.4%, from $51.8 million for the pro forma year ended December 31, 2003 to $58.2 million for the same period of 2004. Selling, general and administrative expenses were higher than the prior-year period primarily because of increased sales and marketing expense to generate new customers, market our new products, and support our increased sales volume. Selling, general and administrative expenses as a percentage of net sales decreased from 20.2% for the pro forma year ended December 31, 2003 to 17.6% for the same period of 2004.

Other Selling, General and Administrative Expenses. Other operating expenses were $4.1 million for the pro forma year ended December 31, 2003. This was a one-time termination charge related to the Yucca, AZ distribution center, which was subsequently disposed of in the same period. There were no other operating expenses during fiscal 2004.

Income from Operations. Income from operations increased by $16.6 million, or 59.3%, from $28.0 million for the pro forma year ended December 31, 2003 to $44.6 million for 2004. The increase in income from operations was a result of factors described above, including the increase in net sales and gross profit which outpaced the increase in selling, general and administrative expenses. Additionally, the prior-year period included a one-time lease termination charge of $4.1 million. Income from operations as a percentage of net sales increased from 10.9% for the pro forma year ended December 31, 2003 to 13.5% for fiscal 2004.

Interest, Amortization of Deferred Financing fees, and Other Expenses. Holdings’ consolidated interest, amortization of deferred financing fees, and other expenses decreased $6.0 million, or 22.0%, from $27.5 million for the pro forma year ended December 31, 2003 to $21.5 million for fiscal 2004. The decrease was largely attributable to a decrease in interest expense of $5.1 million from decreased indebtedness. Interest, amortization of deferred financing fees, and other expenses as a percentage of net sales decreased from 10.7% for the pro forma year ended December 31, 2003 to 6.5% for fiscal 2004.

Interest, amortization of deferred financing fees, and other expenses for Norcraft decreased $0.7 million, or 3.6%, from $19.1 million for the pro forma year ended December 31, 2003 to $18.4 million for fiscal 2004. The decrease was largely attributable to a decrease in amortization of deferred financing fees due to our accelerated method of amortization. Interest, amortization of deferred financing fees, and other expenses as a percentage of net sales decreased from 7.4% for the pro forma year ended December 31, 2003 to 5.6% for fiscal 2004.

Net Income. Holdings’ net income increased by $22.6 million, or 4,895.0%, from $0.5 million for the pro forma year ended December 31, 2003 compared with $23.1 million for fiscal 2004, for the reasons described above. Net income as a percentage of net sales for Holdings increased from 0.2% for the pro forma year ended December 31, 2003 to 7.0% for 2004.

Norcraft’s net income increased by $17.3 million, or 194.3%, from $8.9 million for the pro forma year ended December 31, 2003, compared with $26.2 million for fiscal 2004, for the reasons described above. Net income as a percentage of net sales for Norcraft increased from 3.5% for the pro forma year ended December 31, 2003 to 7.9% for fiscal 2004.

Predecessor Company for the Period January 1, 2003 through October 20, 2003

Net sales were $203.9 million and cost of sales was $135.9 million for the predecessor period from January 1, 2003 through October 20, 2003. Gross profit was $68.0 million for the same period. Selling, general and administrative expenses were $37.7 million for the predecessor period. Income from operations was $26.1 million for the same period. Interest, amortization of deferred financing fees and other expenses were $2.3 million for the predecessor period and net income was $23.8 million for the same period.

Successor Company for the Period October 21, 2003 through December 31, 2003

Net sales were $52.8 million and cost of sales was $36.3 million for the successor period from October 21, 2003 through December 31, 2003. Gross profit was $16.4 million for the same period. Selling, general and administrative expenses were $10.2 million for the successor period. Income from operations was $6.3 million for the same period. Interest, amortization of deferred financing fees and other expenses were $4.2 million for the successor period and net income was $2.1 million for the same period. Interest expense as a percentage of net sales increased in the successor period as compared to the predecessor period as a result of the financing done as a part of the Acquisition. Net income as a percentage of net sales decreased in the successor period as a result of increased interest expense associated with debt incurred in connection with the Acquisition.

Liquidity and Capital Resources

Our primary cash needs are working capital, capital expenditures, display cabinets, tax distributions, and debt service. We finance these cash requirements through internally-generated cash flow and funds borrowed under our credit facility. Since the Acquisition, these borrowings consist of the borrowings under the revolving credit facility that is part our senior credit facility which was effective with the Acquisition and is described below.

Cash provided by operating activities was $53.2 million for the year ended December 31, 2005, compared with $27.2 million for fiscal 2004, an increase of $26.0 million. The increase was primarily due to the increase in net income of $6.5 million coupled with an increase in accreted interest borrowings on senior notes of $5.4 million. Increased amortization in 2005 of $1.4 million of deferred financing costs, and $1.1 million of display cabinets also contributed to the increased operating cash flow over 2004. This was complimented by the change in operating assets of $6.9 million and the change in operating liabilities of $4.0 million.

Cash used in investing activities was $12.7 million for the year ended December 31, 2005, compared to $12.3 million for fiscal 2004, an increase of $0.4 million. Capital expenditures were $6.1 million for the year ended December 31, 2005 compared to $7.0 million during fiscal 2004, a decrease of $0.9 million. Additionally, expenditures for display cabinets were $6.7 million and $5.4 million for the years ended December 31, 2005 and fiscal 2004, respectively.

Cash used in financing activities was $40.2 million for the year ended December 31, 2005, compared with $16.7 million in fiscal 2004, an increase of $23.5 million. This increase was primarily due to payments on the term loan made by Norcraft during fiscal 2005 of $30.5 million, as compared to $14.5 million in fiscal 2004, or an increase of $16.0 million. Other cash used in financing activities includes tax distributions of $9.9 million in 2005, compared to $1.7 million during 2004, an increase of $8.2 million. Lastly, cash used to repurchase members interest was $1.9 million for the year ended December 31, 2005, compared to $0.5 million in fiscal 2005, an increase of $1.4 million.

Norcraft’s senior credit facility consists of a $25.0 million revolving credit facility and a $45.0 million term loan facility. Availability of funds under the revolving credit facility has been reduced by $5.0 million as a result of the issuance of a letter of credit. The borrowings under the revolving credit facility are available until its maturity to fund Norcraft’s working capital requirements, capital expenditures and other general corporate needs. The revolving credit facility matures on

October 21, 2008 and has no scheduled amortization or commitment reductions. The term loan facility matures on October 21, 2009 and has quarterly scheduled amortization, which began March 31, 2004. Norcraft’s term loan facility currently bears interest at LIBOR plus 3.00%, and its revolving credit facility currently bears interest at LIBOR plus 2.00%. During 2005, Norcraft made early payments against the term loan as cash was available throughout the year, and paid the term loan requirements in full prior to December 31, 2005. The applicable margin percentage under the revolving loan facility is subject to adjustments based on the ratio of Norcraft’s total indebtedness to our consolidated EBITDA. Additionally, on the last day of each calendar quarter, Norcraft is required to pay each lender a 0.375% per annum commitment fee in respect of any unused commitments of such lender under the revolving loan facility subject to adjustment in a manner similar to the adjustment for the applicable margin for the revolving credit facility. In addition, Norcraft is required to make annual mandatory prepayments of the term loan under its senior credit facility in an amount equal to 50% of excess cash flow (as defined in the senior credit facility). No amounts were outstanding on the term loan or the revolver as of December 31, 2005.

The senior credit facility contains covenants, which, among other things, limit: (i) additional indebtedness; (ii) dividends; (iii) capital expenditures and (iv) acquisitions, mergers and consolidations. The facility also contains certain financial covenants, including maximum leverage ratio, minimum interest coverage ratio and minimum fixed charge coverage ratio. Norcraft was in compliance with these covenants at December 31, 2005. Indebtedness under the senior credit facility is secured by substantially all of Norcraft’s assets, including its real and personal property, inventory, accounts receivable, intellectual property and other intangibles. In addition, the senior credit facility is guaranteed by its direct parent, Norcraft Intermediate Holdings, L.P., and secured by its assets (including Norcraft equity interests), as well as guaranteed by and secured by the equity interests and substantially all of the assets of our current and, if any, future subsidiaries, with certain exceptions.

On October 21, 2003, concurrent with the Acquisition, an offering of $150 million, 9% senior subordinated notes (the “Senior Subordinated Notes”) due in 2011 was completed by Norcraft Companies, L.P. and Norcraft Finance Corporation, co-issuers. Interest payments are required semiannually on May 1 and November 1, and began on May 1, 2004. The Senior Subordinated Notes are subordinated to all existing and future senior debt, including indebtedness under the senior credit facility.

Subsequent to November 1, 2007, the Company has the option to redeem the notes, in whole or part, at a redemption price equal to 100% of the principal amount plus a premium declining ratably to par, plus accrued and unpaid interest. At any time prior to November 1, 2006, the Company may redeem up to 35% of the aggregate principal amount of the notes with the proceeds of qualified equity offerings at a redemption price equal to 109% of the principal amount, plus accrued and unpaid interest.

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

Additionally, the terms of the indenture governing the Senior Subordinated Notes limit the Company’s ability to, among other things, incur additional indebtedness, dispose of assets, make acquisitions, make other investments, pay dividends and make various other payments. The terms also include cross-default provisions. The Company was in compliance with these covenants at December 31, 2005.

On August 17, 2004 Holdings and Norcraft Capital Corp., a 100% owned finance subsidiary of Holdings issued, on a joint and several basis, $118.0 million aggregate principal amount at maturity ($80.3 million gross proceeds) of 9 3/4% Senior Discount Notes due 2012 (the “Senior Notes”). The net proceeds of this offering were used to make a distribution to Holdings’ limited partners. Norcraft Capital Corp. was formed on August 12, 2004 and has no operations. Interest accrues on the Senior Notes in the form of an increase in the accreted value of the note prior to September 1, 2008. Thereafter, cash interest on the Senior Notes will accrue and be payable semiannually in arrears on March 1 and September 1 of each year, commencing March 1, 2009 at a rate of 9 3/4% per annum. Holdings has no independent operating assets or liabilities other than its investment in Norcraft.

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

If Holdings experiences a change in control prior to September 1, 2008, it may be required to offer to purchase the Senior Notes at a purchase price equal to 101% of the accreted value plus accrued and unpaid interest.

Additionally, the terms of the indenture governing the Senior Notes limit Holdings’ ability to, among other things, incur additional indebtedness, dispose of assets, make acquisitions, make other investments, pay dividends and make various other payments. The terms also include cross-default provisions. As of December 31, 2005, Holdings was in compliance with all such provisions.

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

IMPACT OF THE ACQUISITION

As a result of the Acquisition, our assets and liabilities were adjusted to their fair value to the extent of the approximately 97.7% change of ownership as of the closing. We also increased our aggregate borrowings in connection with the Acquisition. Accordingly, our depreciation, amortization and interest expenses are and will continue to be higher since the Acquisition. The total purchase price over the fair value of our identifiable tangible and intangible assets at the closing was allocated to goodwill and is subject to periodic (at least annually) impairment review. This allocation resulted in goodwill of $148.5 million. Due to the structure of the Acquisition, some of Holdings’ equity holders, representing approximately 95.8% of total ownership, will be able to deduct for tax purposes, over 15 years, the related goodwill and certain identifiable intangible assets resulting from the new cost basis of our business.

CONTRACTUAL OBLIGATIONS

The following is a summary of our contractual cash obligations as of December 31, 2005, including payments to be made pursuant to the management and monitoring agreement, but excluding borrowings and repayments of revolving loans under our senior credit facility:

	Norcraft Holdings, L.P.
Contractual Obligations	Total	Less Than 1 year	1-2 years	3-5 years	After 5 Years
	(in millions)
Operating leases	6.1	1.9	3.1	1.1	—
Senior Subordinated Notes (1)	227.6	13.5	27.0	187.1	—
Senior Discount Notes (1)	164.0	—	—	34.5	129.5
Management fees (2)	7.0	1.0	2.0	3.0	1.0

Total contractual cash obligations	404.7	16.4	32.1	225.7	130.5

	Norcraft Companies, L.P.
Contractual Obligations	Total	Less Than 1 year	1-2 years	3-5 years	After 5 Years
	(in millions)
Operating leases	6.1	1.9	3.1	1.1	—
Senior Subordinated Notes (1)	227.6	13.5	27.0	187.1	—
Management fees (2)	7.0	1.0	2.0	3.0	1.0

Total contractual cash obligations	240.7	16.4	32.1	191.2	1.0

(1)	Amounts include interest and principal payments.

(2)	In connection with the Acquisition, we entered into a management and monitoring agreement with affiliates of each of SKM Equity Fund III, L.P. and Trimaran Fund II, L.L.C. Pursuant to the management and monitoring agreement, we will pay such affiliate entities an aggregate annual fee of $1.0 million for so long as they maintain certain levels of equity ownership in our parent.

Taxes; Distributions to our Limited Partners

We are a limited partnership. As such, our income is allocated to our limited partners for inclusion in their respective tax returns. Accordingly, no liability or provision for federal income taxes and deferred income taxes attributable to our operations are included in our financial statements. We are subject to various state and local taxes which are immaterial.

Norcraft’s senior credit facility and the indentures governing the Senior Subordinated Notes and the Senior Discount Notes, respectively, permit Norcraft, subject to certain thresholds, to make distributions to Holdings to permit it to make further distributions to its equity holders to pay taxes on our net income allocated to them. Tax distributions for the year ended December 31, 2005 were $9.9 million.

Inflation; Seasonality

Our cost of sales is subject to inflationary pressures and price fluctuations of the raw materials we use. We have generally been able over time to recover the effects of inflation and price fluctuations through sales price increases.

Our sales have historically been moderately seasonal and have been strongest in April through October.

Item 7A. Quantitative and Qualitative Disclosures of Market Risk

As of December 31, 2005, we had a $25.0 million revolving credit facility which has a variable rate of interest and has the potential to expose us to fluctuations in the interest rate market. Available funds from the credit facility are reduced by an outstanding letter of credit of $5.0 million at December 31, 2005. As of December 31, 2005, there were no borrowings under this facility. We have no interest rate swap agreements.

Item 8. Financial Statements and Supplementary Data

The financial statements required by this item are set forth starting on page F-1 and the related financial schedule is set forth on page S-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Holdings’ management, under the supervision of and with the participation of Holdings’ Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Holdings’ disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K. Based on their evaluation, management concluded Holdings’ disclosure controls and procedures were effective as of December 31, 2005 to ensure that information required to be disclosed in reports management files or submits with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure

Changes in Internal Control over Financial Reporting

We previously reported that a material weakness existed in Holdings’ internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Holdings did not maintain effective control over financial reporting to ensure members’ equity was accurately presented for redeemable units or that the accounting treatment related to redeemable units was appropriately reviewed to ensure compliance with accounting principles generally accepted in the United States of America. The transaction related to these redeemable units was non-routine in nature. Specifically, Holdings did not have adequate controls over the classification of certain partnership units subject to put request nor the proper evaluation of the relevant accounting literature related to such units. This control deficiency resulted in a restatement of Holdings’ 2004 annual consolidated financial statements, as well as Holdings’ interim consolidated financial statements for the quarters ended September 30, 2004 and March 31, 2005. Additionally, this control deficiency could have resulted in a misstatement of members’ equity that would have resulted in a material misstatement to the annual or interim consolidated financial statements that would have not be prevented or detected. Accordingly, management determined that this control deficiency constituted a material weakness.

During the quarter ended December 31, 2005, in connection with our remediation plan, management: (i) identified the control objectives that resulted in the material weakness being eliminated; (ii) obtained sufficient evidence of the design and operating effectiveness of the new controls, and (iii) determined the new controls have been in effect for a sufficient period of time to permit the assessment of their design and operating effectiveness. Specifically, in connection with our remediation plan, both the Chief Financial Officer and the Controller of Holdings’ have evaluated EITF D-98: Classification and Measurement of Redeemable Securities and other relevant accounting literature. The objective of this evaluation was to ensure management possessed an adequate understanding of the presentation and disclosure requirements for members’ equity related to non-routine transactions. In connection with the completion of our remediation plan, as of December 31, 2005, management has determined that the remediated controls were effectively designed and have demonstrated effective operation for a sufficient period of time to enable management to conclude the material weakness has been remediated.

Other than the remediation of the material weakness described above, there were no changes in internal control over financial reporting during the quarter ended December 31, 2005 that materially affected, or were reasonably likely to materially affect internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Board of Managers and Executive Officers

Norcraft GP, L.L.C. is the general partner of both Norcraft and Holdings. The following table sets forth information about the members of the board of managers of our general partner and our executive officers:

Name	Age	Position(s)
Mark Buller	41	President, Chief Executive Officer and Manager
Kurt Wanninger	45	President, Mid Continent
David Romeo	46	Chief Executive Officer, UltraCraft
Simon Solomon	53	President, UltraCraft
John Swedeen	55	President, StarMark
Leigh Ginter	40	Chief Financial Officer
Herb Buller	64	Chairman of the Board of Managers
Jay Bloom	50	Manager
David Kim	39	Manager
Michael Maselli	46	Manager
Christopher Reilly	43	Manager
Sean Britain	30	Manager

Set forth below is a brief description of the business experience of each of the members of the board of managers of our general partner and our executive officers.

Mark Buller became our chief executive officer and a member of our general partner’s board of managers upon consummation of the Acquisition. Mr. Buller has over 18 years of experience in the cabinetry industry and has been a chief executive officer or division president of a cabinet manufacturer during the past eight years. From 1987 to 1996, Mr. Buller served in various management positions at Kitchen Craft Cabinets, a Canadian cabinetry maker. From 1996 to 1999, Mr. Buller was president of Kitchen Craft and following its acquisition by Omega Cabinets, Ltd., Mr. Buller continued as president of Kitchen Craft from 1999 to 2000. Mr. Buller was appointed chief executive officer of Omega in 2000 and remained in that position until 2002, leaving Omega after it was sold to Fortune Brands, Inc. for approximately $538.0 million.

Kurt Wanninger became president of our Mid Continent division in January of 2006. Mr. Wanninger has over 26 years of manufacturing industry experience, including over 7 years with MasterBrand Cabinets, Inc. While at MasterBrand Cabinets, Inc., Mr. Wanninger served as the executive vice president of operations. His responsibilities included the supply chain for this $2.0 billion organization, leading 16 plants and 7,500 employees, producing 30,000 kitchens per day. Prior to Mr. Wanninger’s kitchen cabinet experience, he worked for Electrolux as the general manager of the Poulan Weedeater Division supporting $600.0 million in annual revenue producing gas weedeaters, chain saws and leaf blowers. Prior to joining Electrolux, Mr. Wanninger spent 17 years at a tier one supplier to the automotive industry holding varies operational positions. Mr. Wanninger received a bachelor’s degree in business administration from Bellevue University and an associate’s degree from Iowa Western in operations management.

Dave Romeo became chief executive officer of UltraCraft Cabinetry division in March of 2006. Mr. Romeo has over 25 years of manufacturing industry experience, including 3 years as President of Omega Cabinetry, a division of the former Omega LTD Group which was successfully sold to Fortune Brands, Inc for approximately $538.0 million. Mr. Romeo led the successful turnaround of Omega and in 3 years time grew sales from $80.0 million to over $140.0 million with significantly improved profitability. Prior to Omega, Mr. Romeo enjoyed a diverse 17 year career with Schneider North America/Square D Company, a $3.0 billion market leader of electrical distribution and industrial control, and held senior management positions including: vice president/controller; vice president of operations, with responsibility for 12 manufacturing facilities in the US, Canada, Mexico, and Ireland; and director of marketing. Mr. Romeo received a bachelor’s degree in accountancy from Northeastern Missouri State University.

Simon Solomon joined our company in June 2000 when we purchased UltraCraft. Mr. Solomon has been in his current role as the president of UltraCraft for over 12 years and has over 27 years total experience in the building industry. Prior to joining UltraCraft, Mr. Solomon worked in a variety of sales positions at Thomasville Furniture, his latest being general manager of its Armstrong Furniture division, and also served as senior vice president of sales and marketing at Lineage Home Furnishings, a subsidiary of Masco Corporation. Mr. Solomon received a bachelor’s degree in political science and history from the University of Pittsburgh and a master’s degree in international management from the American Graduate School of International Management.

John Swedeen joined our company in 2002 when we purchased StarMark. Mr. Swedeen has been in his current role as the president of StarMark since 1998. Prior to joining StarMark, he served as vice president of sales and marketing for Weiser Lock, a subsidiary of Masco Corporation. Prior to joining Masco, he served in various capacities for Ingersoll-Rand Company, most recently as vice president of marketing for its Architectural Hardware Group. Mr. Swedeen received a bachelor’s degree in business administration from Georgia State University and completed an executive education program at Stanford Graduate School of Business.

Leigh Ginter joined our company in December 1997 as corporate controller and became our chief financial officer upon consummation of the Acquisition. In October 2001, he was appointed our vice president and controller, responsible for overseeing the finances of all of our business divisions as well as monitoring our overall financial performance. Prior to joining our company, Mr. Ginter spent five years as controller for Beckman Produce, an $80 million wholesale produce distributor in St. Paul, Minnesota. Mr. Ginter began his career at Lampert Lumber, serving in a variety of accounting positions during his five years with the company. Mr. Ginter received a bachelor’s degree in accounting from Metropolitan University.

Herb Buller joined our company as chairman of our general partner’s board of managers upon the consummation of the Acquisition. Prior to joining our company, Mr. Buller founded Kitchen Craft Cabinets, a Canadian cabinetry maker, in 1971. Mr. Buller served as chief executive officer of Kitchen Craft until December 2002. Mr. Buller received a bachelor’s degree and a certificate of education from University of Manitoba. He is on the advisory board of Palliser Furniture, and serves on the board of Teen Challenge and Family Life Network.

Jay Bloom joined our company as a member of our general partner’s board of managers upon consummation of the Acquisition. Mr. Bloom is a founder and managing partner of Trimaran Fund Management L.L.C. He is also a vice-chairman and member of the board of directors of CIBC World Markets Corp., co-head of the CIBC Argosy Merchant Banking Funds and a member of CIBC’s Executive Board and U.S. Management Committee. Prior to joining CIBC in 1995, Mr. Bloom was a founder and managing director of the Argosy Group L.P. Mr. Bloom received a bachelor’s degree and a master’s degree in business administration from Cornell University and a juris doctor from Columbia University School of Law. Mr. Bloom currently serves on the board of directors of IASIS Healthcare Corporation, JAC Holdings International, Inc., Lancer Industries, Inc. NSP Holdings, LLC, PrimeCo Wireless Communications, LLC and Transportation Technologies Industries, Inc.

David Kim joined our company as a member of our general partner’s board of managers upon the consummation of the Acquisition. Mr. Kim is currently a partner at Apax Partners, L.P. and was involved in Apax Partners’ investments in Contech Construction Products, Empire Pacific Windows, Tommy Bahama and RSI Home Products. Before joining Saunders, Karp & Megrue, LLC, the predecessor to Apax Partners, in March 2000, Mr. Kim was a principal with Butler Capital Corporation, a middle market private equity firm. While there, Mr. Kim was involved in Butler Capital’s investments in Omega Cabinets, Ltd., Contech Construction Products and the Beckley-Cardy Group. Prior to Butler Capital, Mr. Kim graduated from the U.S. Army Airborne and Ranger schools and served as an artillery officer. Mr. Kim received a bachelor’s degree, with honors, from West Point and a master’s degree in business administration from Harvard Business School. Mr. Kim currently serves as a member of the boards of Contech Construction Products and Empire Pacific Windows.

Michael Maselli joined our company as a member of our general partner’s board of managers upon consummation of the Acquisition. Mr. Maselli is a managing director of Trimaran Fund Management, L.L.C. Before joining Trimaran in February 2003, Mr. Maselli worked in the Corporate and Leverage Finance Groups of CIBC World Markets. Prior to joining CIBC in 1997, Mr. Maselli served as a managing director in Bear Stearns’ corporate finance group and, prior to that, as a vice president at Kidder Peabody. Mr. Maselli received a bachelor’s degree in economics from the University of Colorado and a master’s degree in business administration, with distinction, from The A.B. Freeman School at Tulane University.

Christopher Reilly joined our company as a member of our general partner’s board of managers upon consummation of the Acquisition. Mr. Reilly is currently a partner at Apax Partners, L.P. Before joining Saunders, Karp & Megrue, LLC, the predecessor to Apax Partners, in 1990, Mr. Reilly served in the Merchant Banking and Finance, Administration and Operations Departments of Morgan Stanley & Co. Incorporated. Prior to joining Morgan Stanley, Mr. Reilly spent two years at Bankers Trust. Mr. Reilly received a bachelor’s degree from Providence College and a master’s degree in business administration from New York University’s Leonard N. Stern School of Business. Mr. Reilly serves as a member on the boards of Accessory Network Group, Advanced Homecare Management, Comark, Inc., S. B. Restaurant Co., Hartford Computer Group, Performance, Inc., and Wilshire Pies.

Sean Britain joined our company as a member of our general partner’s board of managers in November 2005. Mr. Britain is currently a vice president at Apax Partners, L.P. Before joining Saunders, Karp & Megrue, LLC, the predecessor to Apax Partners, in 2000, Mr. Britain worked at First Union Securities as an associate in the Private Equity Coverage Group and a financial analyst in the Leveraged Capital Group. Mr. Britain received a bachelor’s degree in business from Wake Forest University. Mr. Britain currently serves as a member on the boards of Bob’s Discount Furniture and Empire Pacific Windows.

Other than with respect to Herb Buller and Mark Buller, who are father and son, respectively, there are no family relationships among members of our general partner’s board of managers and our executive officers.

Audit Committee

The board of managers of Norcraft GP has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The members of the audit committee are Christopher Reilly, David Kim, and Michael Maselli.

The board of managers of Norcraft GP has determined that none of its members who serve on the audit committee of the board of managers of Norcraft GP is an “audit committee financial expert” as that term is defined by SEC rules. The board of managers of Norcraft GP has determined, however, that the absence from its audit committee of a person who would qualify as an audit committee financial expert does not impair the ability of its audit committee to provide effective oversight of the Company’s external financial reporting and internal control over financial reporting. Accordingly, the board of managers of Norcraft GP does not intend to add a person to its membership solely for the purpose of adding an audit committee financial expert. In reaching its determination that the members of the audit committee, as it is presently constituted, have sufficient knowledge and experience to exercise effective oversight without the addition of an audit committee financial expert, the board of managers of Norcraft GP considered the knowledge gained by the current members of the audit committee in connection with their prior experience.

Code of Ethics

We have adopted a code of business conduct and ethics for managers, officers (including the principal executive officer and principal financial officer) and employees, known as the “Code of Business Ethics and Conduct”. The Code of Business Ethics and Conduct is available on our website at http://www.norcraftcompanies.com. Interested parties may request a free copy of the Code of Conduct from:

Norcraft Companies, L.P.

3020 Denmark Avenue, Suite 100

Eagan, MN 55121

Phone: (651)234-3300

Fax: (651)234-3398

E-mail: leigh.ginter@norcraftcompanies.com

Corporate Governance

Our general partner’s board of managers manages our business and affairs as provided by its limited liability company agreement and conducts its business through meetings of the board of managers. Pursuant to the general partner’s limited liability company agreement, each of the representatives of Apax Partners who sit on our general partner’s board of managers, Mr. Reilly, Mr. Kim and Mr. Britain, are each entitled to cast 2.5 votes with respect to each matter which is submitted to a vote before our general partner’s board of managers. Trimaran is entitled to designate two managers, and an entity associated with our Chief Executive Officer, Mark Buller is entitled to designate two managers, each of which will have one vote. As a result, the managers appointed by Apax Partners investors together hold a majority of the votes to be cast on each matter submitted to a vote before our general partner’s board of managers. See “Certain Relationships and Related Transactions—Arrangements with Our Investors.”

Manager Compensation

The members of our general partner’s board of managers are not separately compensated for their services as a manager, other than reimbursement of out-of-pocket expenses incurred in connection with rendering such services.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth compensation information for each person who served as our Chief Executive Officer during 2005 and our four other executive officers who were the most highly compensated for the year ended December 31, 2005. We refer to these individuals collectively as our “named executive officers.”

	Annual Compensation					All Other Compensation
	Fiscal Year	Salary ($)		Bonus ($)	Other ($)	Class B Units (1)	Class C Units (1)	Class D Units (2)
Mark Buller (3)
Chief Executive Officer	2005	300,000		162,045	—	—	—	—
	2004	300,000		205,656	—	—	—	—
	2003	59,178	(4)	—	—	—	—	2,903,658
Leigh Ginter
Chief Financial Officer	2005	148,592		59,059	—	—	—	—
	2004	132,558		65,526	—	—	—	—
	2003	119,423		213,254	—	350,000	350,000	276,233
John Swedeen
President, StarMark	2005	227,072		331,689	—	—	—	—
	2004	220,458		221,428	—	—	—	—
	2003	223,041		179,024	—	200,000	200,000	257,872
Simon Solomon
President, UltraCraft	2005	257,300		76,689	—	—	—	—
	2004	251,219		109,431	—	—	—	—
	2003	242,410		454,612	—	200,000	200,000	653,587
David Van Horne (5)
Former President,	2005	215,000	(6)	—	—	—	—	—
Mid Continent	2004	212,692		105,138	—	—	—	—
	2003	207,692		370,876	—	600,000	600,000	726,208

(1)	Represents Class B Units and Class C Units of Holdings received in lieu of cash payments owed under prior employment arrangements pursuant to deferred equity compensation agreements entered into in connection with the Acquisition. Mr. Solomon forwent a $200,000 cash bonus in exchange for 200,000 Class B Units and the right to receive contingent upon certain corporate events, 200,000 Class C Units of Holdings. Mr. Swedeen forwent a 200,000 cash bonus in exchange for 200,000 Class B Units and the right to receive contingent upon certain corporate events, 200,000 Class C Units of Holdings. Mr. Van Horne forwent a $600,000 cash bonus in exchange for 600,000 Class B Units and the right to receive contingent upon certain corporate events, 600,000 Class C Units of Holdings.
(2)	Represents Class D Units of Holdings granted to, but not yet fully vested, our executive officers in connection with the Acquisition. All Class D units granted remain subject to time and performance-based vesting.
(3)	Mark Buller became our Chief Executive Officer effective October 21, 2003.
(4)	Represents Mr. Buller’s salary since becoming our Chief Executive Officer on October 21, 2003. Mr. Buller’s annual salary is $300,000.
(5)	David Van Horne resigned as president of the Mid Continent division effective June 16, 2005. Kurt Wanninger became the president of the Mid Continent division effective January 9, 2006.
(6)	Represents Mr. Van Horne’s salary from January 1, 2005 until separation in June 2005, plus severance payments.

EMPLOYMENT ARRANGEMENTS

Mark Buller

Mark Buller entered into an employment agreement with Holdings on October 21, 2003. Pursuant to his employment agreement, Mr. Buller will serve as the Chief Executive Officer of our company for a three-year term, which extends automatically for successive one-year terms, subject to termination upon notice. Pursuant to this agreement, Mr. Buller is entitled to receive a base salary of $300,000 per year, annual cash bonuses based on our financial performance, and specified customary employment-related benefits.

If we terminate Mr. Buller’s employment without cause, or if he resigns for good reason, he will receive his base salary for the remainder of the term of his employment or for eighteen months from the date of termination, whichever is longer. He will also be entitled to receive a pro-rated portion of the annual bonus he would have received for the year of his termination. Mr. Buller has agreed not to compete with us for the two-year period following the end of his employment with us, regardless of the reason for his termination.

Other Senior Managers

Each of Simon Solomon, John Swedeen, Leigh Ginter and David Van Horne entered into employment agreements with us, which became effective simultaneously with the closing of the Acquisition. Mr. Van Horne was paid in accordance with this agreement upon his separation in June 2005. Kurt Wanninger entered into an employment agreement with us, which became effective upon his date of hire on January 9, 2006. David Romeo entered into an employment agreement with us, which became effective upon his date of hire on March 13, 2006. Annual bonuses for these individuals are paid pursuant to bonus plans approved by our general partner’s board of managers and are tied to our financial performance.

Each of these senior managers has agreed not to compete with us following his termination until the date of his last severance payment and not to solicit our employees to leave our company in the year following the termination of such senior manager’s employment.

Amended and Restated Management Incentive Plan

We adopted an Amended and Restated Management Incentive Plan, which we refer to as the incentive plan. The incentive plan provides for the grants of incentive Class D membership units to selected employees and other persons providing services for us. The purposes of the incentive plan are to attract and retain the best available personnel, provide additional incentives to our employees and promote the success of our business.

The compensation committee of the Board of Managers of Norcraft GP administers the incentive plan. The administrator has the sole discretion to grant options to employees and to determine the awards and incentive units granted under the plan. Incentive units may not be transferred other than in accordance with the agreement of limited partnership of Holdings.

The incentive plan will terminate in October 2013, but the Board of Managers of Norcraft GP may terminate the incentive plan at any time in its sole discretion. The Board of Managers of Norcraft GP may amend the incentive plan subject to limited restrictions.

Item 12. Security Ownership of Certain Beneficial Owners and Management

All of Norcraft’s outstanding limited partnership units are held by Norcraft Intermediate Holdings, L.P., which is in turn held entirely by Holdings. Norcraft GP is the general partner of both Norcraft and Holdings., Norcraft GP does not hold any equity interest in Norcraft or Holdings, but, as a general partner of each entity, it controls both entities. The members of our general partner are SKM Norcraft Corp., Trimaran Cabinet Corp. and HMB Norcraft Corp.

The following table provides certain information as of December 31, 2005 with respect to the beneficial ownership of the limited partnership interests of Holdings by (i) each holder known by us who beneficially owns 5% or more of the outstanding limited partnership units of Holdings, (ii) each of the members of the board of managers of the general partner of Holdings, (iii) each of our named executive officers, and (iv) all of the members of the board of managers of Norcraft GP and our executive officers as a group. Unless otherwise indicated in a footnote, the business address of each person is our corporate address.

Name of Partner	Class A Units (1)		Percentage Ownership Interest Class A	Class B Units (2)		Percentage Ownership Interest Class B	Class D Units (3)		Percentage Ownership Interest Class D
Norcraft GP, L.L.C.	—	(4)	—	—	(4)	—	—	(4)	—
SKM Norcraft Corp.(5)	75,950,957		56.2%	—		—	—		—
Trimaran Cabinet Corp.(6)	37,975,478		28.1%	—		—	—		—
Buller Norcraft Holdings, L.L.C.(7)	15,500,000		11.5%	—		—	—		—
Mark Buller	—	(8)	—	—		—	2,903,658	(9)	66.2%
Simon Solomon	2,035,025		1.5%	200,000		12.0%	653,587		14.9%
John Swedeen	472,000		*	200,000		12.0%	257,872		5.9%
Leigh Ginter	171,633		*	350,000		21.0%	276,233		6.3%
Christopher Reilly	—	(10)	—	—		—	—		—
David Kim	—	(11)	—	—		—	—		—
Sean Britain	—
Jay Bloom	—	(12)	—	—		—	—		—
Michael Maselli	—		—	—		—	—		—
Herb Buller	—	(13)	—	—		—	—		—
All managers and executive officers as a group, including the 10 persons listed here.	2,678,658	(14)	2.0%	750,000		45.0%	4,091,350		93.3%

*	Represents less than 1%.
(1)	Class A limited partnership units are fully paid non-voting units of Holdings. These units, together with the other limited partnership units described below, are entitled to receive all assets available for distribution upon liquidation. The holders of Class A units are entitled to receive distributions of their allocated percentages of our taxable net income to make tax payments.
(2)	The holder of a Class B unit is also entitled to receive, contingent upon certain corporate events, a number of Class C units equal to the number of Class B units held by the holder. The combination of the outstanding Class B units and the contingent right provided by the Class C units provides rights and privileges consistent with that of a Class A unit holder. Consequently, all Class B and Class C units have been granted concurrently and as such these units have the equivalent rights and privileges of Class A units.
(3)	Class D incentive units are “profits interests” issued pursuant to Holdings’ incentive plan. These units receive tax distributions based on our net income allocated to them. Vested Class D incentive units are convertible into Class A units at a price equal to the fair market value of a Class A unit at the time of the grant of the Class D incentive unit. As of December 31, 2005, 40% of these units were vested.
(4)	Norcraft GP does not hold any equity interest in Norcraft or Holdings, but as general partner of each entity, controls both Norcraft and Holdings. Norcraft GP is controlled by its board of managers which is comprised of Christopher Reilly, David Kim, Sean Britain, Michael Maselli, Jay Bloom, Mark Buller and Herb Buller.
(5)	SKM Equity Fund III, L.P. is the controlling shareholder of SKM Norcraft Corp. SKM Equity Fund III, L.P. is controlled by its general partner, SKM Partners, L.L.C., which is in turn controlled by its board of managers. SKM Partners, L.L.C.’s board of managers is comprised of Allan Karp and John Megrue.
(6)	The shareholders of Trimaran Cabinet Corp. are Trimaran Fund II, L.L.C., Trimaran Parallel Fund II, L.P., Trimaran Capital, L.L.C., CIBC Employee Private Equity Partners and CIBC MB Inc. Each of these shareholders has given a proxy of its voting rights in Trimaran Cabinet Corp. to Trimaran Fund Management, L.L.C. Trimaran Fund Management, L.L.C. is controlled by its managing members who are Jay R. Bloom, Andrew R. Heyer and Dean C. Kehler.

(7)	Buller Norcraft Holdings, L.L.C. is controlled by Mr. Mark Buller and Mr. Herbert Buller, both of whom are members.
(8)	Does not include 15,500,000 limited partnership units owned by Buller Norcraft Holdings, L.L.C. Mr. Buller, as a member and manager of Buller Norcraft Holdings, L.L.C., may be deemed to beneficially own the shares beneficially owned by Buller Norcraft Holdings, L.L.C. Mr. Buller disclaims ownership of such shares.
(9)	Mr. Mark Buller holds all of his Class D incentive units through MEB Norcraft, L.L.C., of which he is the sole member.
(10)	Does not include 75,950,957 limited partnership units owned by SKM Norcraft Corp. Mr. Reilly as a partner of the general partner of the majority shareholder of SKM Norcraft Corp. may be deemed to beneficially own the shares beneficially owned by SKM Norcraft Corp. Mr. Reilly disclaims ownership of such shares.
(11)	Does not include 75,950,957 limited partnership units owned by SKM Norcraft Corp. Mr. Kim as a partner of the general partner of the majority shareholder of SKM Norcraft Corp. may be deemed to beneficially own the shares beneficially owned by SKM Norcraft Corp. Mr. Kim disclaims ownership of such shares.
(12)	Does not include 37,975,478 limited partnership units owned by Trimaran Cabinet Corp. Mr. Bloom as a partner of the general partner of the majority shareholder of Trimaran Cabinet Corp. may be deemed to beneficially own the shares beneficially owned by Trimaran Cabinet Corp. Mr. Bloom disclaims ownership of such shares.
(13)	Does not include 15,500,000 limited partnership units owned by Buller Norcraft Holdings, L.L.C. Mr. H. Buller, as a member of Buller Norcraft Holdings, L.L.C. may be deemed to beneficially own the shares beneficially owned by Buller Norcraft Holdings, L.L.C. Mr. H. Buller disclaims ownership of such shares.
(14)	Does not include 15,500,000 limited partnership units owned by Buller Norcraft Holdings, L.L.C. Mr. Mark Buller as a member and manager of Buller Norcraft Holdings, L.L.C. and Mr. Herbert Buller as a member of Buller Norcraft Holdings, L.L.C. may be deemed to beneficially own the shares beneficially owned by Buller Norcraft Holdings, L.L.C. Both Mr. Mark Buller and Mr. Herbert Buller disclaim ownership of such shares. Also does not include 75,950,957 limited partnership units owned by SKM Norcraft Corp. Mr. Reilly and Mr. Kim, as partners of the general partner of the majority shareholder of SKM Norcraft Corp. may be deemed to beneficially own the shares beneficially owned by SKM Norcraft Corp. Mr. Reilly and Mr. Kim each disclaim ownership of such shares. Also does not include 37,975,478 limited partnership units owned by Trimaran Cabinet Corp. Mr. Bloom, as partner of the general partner of the majority shareholder of Trimaran Cabinet Corp. may be deemed to beneficially own the shares beneficially owned by Trimaran Cabinet Corp. Mr. Bloom disclaims ownership of such shares.

Item 13. Certain Relationships and Related Transactions

ARRANGEMENTS WITH OUR INVESTORS

The holders of limited partnership units of Holdings entered into a limited partnership agreement simultaneous with the closing of the Acquisition. The limited partnership agreement contains agreements among the holders of Holdings’ limited partnership units with respect to the transfer of such units, including rights of first offer, tag-along rights, drag-along rights, preemptive rights and registration rights. Units held by our managers and the investors associated with Mark Buller are subject to a right of repurchase by Holdings.

The Apax Partners and Trimaran holders and the Buller holders entered into a limited liability company agreement of Norcraft GP. Pursuant to this limited liability company agreement, each of the representatives of the Apax Partners holders who sit on Norcraft GP’s board of managers, currently Mr. Reilly, Mr. Kim and Mr. Britain, is entitled to cast 2.5 votes with respect to each matter which is submitted to a vote before Norcraft GP’s board of managers. The Trimaran holders designated two managers, and the Buller holders designated two managers, each of which have one vote. As a result, the managers appointed by the Apax Partners holders together hold a majority of the votes to be cast on each matter submitted to a vote before Norcraft GP’s board of managers. In addition, pursuant to the limited liability company agreement, the Apax Partners and Trimaran holders and the Buller holders have the right to approve various transactions.

Upon completion of the Acquisition, we entered into a management and monitoring agreement with an affiliate of SKM Equity Fund III, L.P. and an affiliate of Trimaran Fund II, L.L.C. pursuant to which such entities provide management and monitoring services to us. These entities receive an aggregate annual management fee of $1.0 million and annual reimbursement for out-of-pocket expenses incurred in connection with the provision of such services. In 2005, management fees charged to expense was $1.0 million.

ARRANGEMENTS WITH THE BULLER INVESTORS

In connection with their investment, the Buller holders are entitled to a right of first offer to purchase our company upon a decision by Norcraft GP’s board of managers to engage in a sale transaction. Any offer made by the Buller investors pursuant to any exercise of this right is required to be an offer which allows us the time to solicit additional competing offers that we may accept in the event they are at a higher valuation or on such other material terms and conditions more favorable to us than those set forth in the offer made by the Buller holders.

In consideration of their contribution of the Winnipeg facility, the Buller holders are entitled to receive additional cash payments of up to $4.0 million and the right to acquire up to approximately 2,957,068 Class A limited partnership units of Holdings upon a change of control involving a sale by the Apax Partners and Trimaran holders exceeding specified financial hurdles, if our owners following such a change of control elect not to continue Mr. Buller’s employment with us.

Item 14. Principal Accountant Fees and Services

The following table presents fees for professional services rendered by PricewaterhouseCoopers LLP for the audit of our annual financial statements for the fiscal years ended December 31, 2004 and December 31, 2005, and fees for other services rendered by PricewaterhouseCoopers LLP during the respective periods.

Type of Fees (dollar amounts in thousands)	2004	2005
Audit fees (1)	$484	$431
Audit Related Fees (2)	—	—
Tax fees (3)	151	242
All other fees (4)	—	—

(1)	Audit fees consist of services rendered for the audit of the annual financial statements, including required quarterly reviews, statutory and regulatory filings or engagements and services that generally only the independent registered public accounting firm can reasonably be expected to provide.
(2)	Audit related fees were for assurance and related services related to employee benefit plans and consultations concerning financial accounting and reporting standards.
(3)	Tax fees are for professional services rendered for tax compliance, tax advice and tax planning.
(4)	All other fees are for services other than those in the previous categories.

All decisions regarding selection of independent accounting firms and approval of accounting services and fees are made by our Audit Committee in accordance with the provisions of the Sarbanes-Oxley Act of 2002 and related SEC rules. There are no exceptions to the policy of securing prior approval by our Audit Committee for any service provided by our independent registered public accounting firm.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1. Financial Statements. See Index to Consolidated Financial Statements included on Page F-1.

2. Financial Statement Schedule. See Schedule II, which is included on page S-1.

3. List of Exhibits. See Index of Exhibits included on page E-1.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORCRAFT HOLDINGS, L.P.
(Registrant)

NORCRAFT COMPANIES, L.P.
(Registrant)

/s/ Mark Buller Mark Buller	/s/ Leigh Ginter Leigh Ginter
President and Chief Executive Officer	Chief Financial Officer

Date: March 31, 2006	Date: March 31, 2006
Signing on behalf of the	Signing on behalf of the
Registrants and as principal officer	Registrants and as principal accounting officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrants and in the capacities as of this 31st day of March, 2006.

/s/ Herbert Buller Herbert Buller	Chairman of the Board of Managers of Norcraft GP, L.L.C., the General Partner of the Registrants

/s/ Jay Bloom Jay Bloom	Manager of Norcraft GP, L.L.C., the General Partner of the Registrants

/s/ David Kim David Kim	Manager of Norcraft GP, L.L.C., the General Partner of the Registrants

/s/ Michael Maselli Michael Maselli	Manager of Norcraft GP, L.L.C., the General Partner of the Registrants

/s/ Christopher Reilly Christopher Reilly	Manager of Norcraft GP, L.L.C., the General Partner of the Registrants

/s/ Sean Britain Sean Britain	Manager of Norcraft GP, L.L.C., the General Partner of the Registrants

/s/ Mark Buller Mark Buller	President, Chief Executive Officer and Manager of Norcraft GP, L.L.C., the General Partner of the Registrants

Norcraft Holdings, L.P. (Successor)

Index to Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets at December 31, 2005 and 2004	F-5
Consolidated Statements of Income for the years ended December 31, 2005 and 2004, and for the period October 21, 2003 through December 31, 2003	F-6
Consolidated Statements of Changes in Members’ Equity and Comprehensive Income for the years ended December 31, 2005 and 2004, and for the period October 21, 2003 through December 31, 2003	F-8
Consolidated Statements of Cash Flows for the years ended December 31, 2005 and 2004, and for the period October 21, 2003 through December 31, 2003	F-10
Notes to Consolidated Financial Statements	F-12

Norcraft Companies, L.P. (Successor)

Index to Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm	F-3
Consolidated Balance Sheets at December 31, 2005 and 2004	F-5
Consolidated Statements of Income for the years ended December 31, 2005 and 2004, and for the period October 21, 2003 through December 31, 2003	F-7
Consolidated Statements of Changes in Member’s Equity and Comprehensive Income for the years ended December 31, 2005 and 2004, and for the period October 21, 2003 through December 31, 2003	F-9
Consolidated Statements of Cash Flows for the years ended December 31, 2005 and 2004, and for the period October 21, 2003 through December 31, 2003	F-11
Notes to Consolidated Financial Statements	F-12

Norcraft Companies, LLC (Predecessor)

Report of Independent Registered Public Accounting Firm

To the Board of Managers of

Norcraft GP, L.L.C.

In our opinion, the accompanying consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Norcraft Holdings, L.P. (“Successor Company”) as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004, and for the period from October 21, 2003 through December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Minneapolis, Minnesota

March 24, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Managers of

Norcraft GP, L.L.C.

In our opinion, the accompanying consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Norcraft Companies, L.P. (“Successor Company”) as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004, and for the period from October 21, 2003 through December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Minneapolis, Minnesota

March 24, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Managers of

Norcraft GP, L.L.C.

In our opinion, the accompanying consolidated financial statements listed in the accompanying index present fairly, in all material respects, the consolidated results of operations and cash flows of Norcraft Companies LLC (“Predecessor Company”) for the period from January 1, 2003 through October 20, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Minneapolis, Minnesota

March 24, 2004

Consolidated Balance Sheets

(dollar amounts in thousands)

	Norcraft Holdings, L.P. December 31,		Norcraft Companies, L.P. December 31,
	2005	2004	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$933	$823	$933	$823
Trade accounts receivable, net	37,015	33,056	37,015	33,056
Inventories	24,197	21,886	24,197	21,886
Prepaid expenses	1,921	1,497	1,921	1,497

Total current assets	64,066	57,262	64,066	57,262

Property, plant and equipment, net	36,485	34,959	36,485	34,959

Other assets:
Goodwill	148,459	148,459	148,459	148,459
Customer relationships, net	57,197	61,664	57,197	61,664
Brand names	49,000	49,000	49,000	49,000
Deferred financing costs, net	8,396	12,523	5,344	9,116
Display cabinets, net	8,443	6,034	8,443	6,034
Deposits	111	91	111	91

Total other assets	271,606	277,771	268,554	274,364

Total assets	$372,157	$369,992	$369,105	$366,585

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Book overdrafts payable	$1,666	$—	$1,666	$—
Accounts payable	10,817	7,299	10,817	7,299
Accrued expenses	20,537	19,888	20,537	19,888

Total current liabilities	33,020	27,187	33,020	27,187
Long-term debt	241,567	263,752	150,000	180,500

Commitments and contingencies
Members’ equity subject to put request	46,094	26,377	—	—
Members’ equity	51,476	52,676	186,085	158,898

Total liabilities and members’ equity	$372,157	$369,992	$369,105	$366,585

See notes to consolidated financial statements.

Consolidated Statements of Income

(dollar amounts in thousands)

	Norcraft Holdings, L.P.
	Year Ended December 31,		For the Period October 21, 2003 through December 31, 2003
	2005	2004
Net sales	$404,639	$330,275	$52,777
Cost of sales	282,541	227,433	36,341

Gross profit	122,098	102,842	16,436
Selling, general and administrative expenses	64,874	58,244	10,168

Income from operations	57,224	44,598	6,268

Other expense (income):
Interest expense	23,208	18,815	3,217
Amortization of deferred financing costs	4,127	2,714	391
Other, net	220	(58)	610

	27,555	21,471	4,218

Net income	$29,669	$23,127	$2,050

See notes to consolidated financial statements.

Consolidated Statements of Income

(dollar amounts in thousands)

	Norcraft Companies, L.P.
	Successor			Predecessor
	Year Ended December 31,		For the Period October 21, 2003 through December 31, 2003	For the Period January 1, 2003 through October 20, 2003
	2005	2004
Net sales	$404,639	$330,275	$52,777	$203,899
Cost of sales	282,541	227,433	36,341	135,918

Gross profit	122,098	102,842	16,436	67,981
Selling, general and administrative expenses	64,874	58,244	10,168	37,721
Other	—	—	—	4,127

Income from operations	57,224	44,598	6,268	26,133

Other expense (income):
Interest expense	14,893	15,897	3,217	1,422
Amortization of deferred financing costs	3,772	2,589	391	267
Other, net	220	(58)	610	638

	18,885	18,428	4,218	2,327

Net income	$38,339	$26,170	$2,050	$23,806

See notes to consolidated financial statements.

Consolidated Statements of Changes in Members’ Equity and Comprehensive Income

(dollar amounts in thousands)

Successor Basis

	Norcraft Holdings, L.P.
	Members’ Equity	Accumulated other comprehensive income (loss)	Total Accumulated comprehensive income (loss)
Issuance of members’ interest	$108,448	$—	$—
Management pool equity contributions	97	—	—
Accretion on members’ interest subject to put request	(1,241)	—	—
Cumulative translation adjustment	55	55	55
Net income	2,050	—	2,050

Comprehensive income	—	—	2,105

Member’s equity at December 31, 2003	109,409	55	2,105
Issuance of members’ interest	3,608	—	—
Distribution to members	(77,181)	—	—
Repurchase of members’ interest	(535)	—	—
Accretion on members’ interest subject to put request	(4,023)	—	—
Member tax distributions declared	(1,651)	—	—
Cumulative translation adjustment	(78)	(78)	(78)
Net income	23,127	—	23,127

Comprehensive income	—	—	23,049

Member’s equity at December 31, 2004	52,676	(23)	25,154
Issuance of members’ interest	849	—	—
Accretion on member’s interest subject to put request	(19,717)	—	—
Distribution to members	(9,945)	—	—
Repurchase of members’ interest	(1,949)	—
Cumulative translation adjustment	(107)	(107)	(107)
Net income	29,669	—	29,669

Comprehensive income	—	—	29,562

Member’s equity at December 31, 2005	$51,476	$(130)	$54,716

See notes to consolidated financial statements.

Consolidated Statements of Changes in Member’s Equity and Comprehensive Income

(dollar amounts in thousands)

Predecessor Basis

	Norcraft Companies, L.P.
	Class A Members	Class B Members	Total
Member’s equity at January 1, 2003	$51,220	$2,739	$53,959
Member tax distributions declared	(8,574)	(398)	(8,972)
Net and comprehensive income	22,893	913	23,806

Members’ equity at October 20, 2003	$65,539	$3,254	$68,793

Successor Basis

	Norcraft Companies, L.P.
	Member’s Equity	Accumulated other comprehensive income (loss)	Total Accumulated comprehensive income (loss)
Issuance of member’s interest	$129,561	$—	$—
Management equity pool contributions	97	—	—
Cumulative translation adjustment	55	55	55
Net income	2,050	—	2,050

Comprehensive income	—	—	2,105

Member’s equity at December 31, 2003	131,763	55	2,105
Issuance of member’s interest	3,608	—	—
Distribution to member	(379)	—	—
Repurchase of member interest	(535)	—	—
Member tax distributions declared	(1,651)	—	—
Cumulative translation adjustment	(78)	(78)	(78)
Net income	26,170	—	26,170

Comprehensive income	—	—	26,092

Member’s equity at December 31, 2004	158,898	(23)	28,197
Issuance of members’ interest	849	—	—
Distribution to members	(9,945)	—	—
Repurchase of member interest	(1,949)	—	—
Cumulative translation adjustment	(107)	(107)	(107)
Net income	38,339	—	38,339

Comprehensive income	—	—	38,232

Member’s equity at December 31, 2005	$186,085	$(130)	$66,429

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(dollar amounts in thousands)

	Norcraft Holdings, L.P.
	Year Ended December 31,		For the Period October 21, 2003 through December 31, 2003
	2005	2004
Cash flows from operating activities:
Net income	$29,669	$23,127	$2,050
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	4,800	4,278	637
Amortization:
Customer relationships	4,467	4,467	869
Deferred financing costs	4,127	2,714	391
Display cabinets	4,301	3,179	563
Provision for uncollectible accounts receivable	3,050	2,206	202
Provision for obsolete and excess inventory	(247)	(36)	(46)
Provision for warranty claims	4,595	2,329	384
Accreted interest borrowings on senior notes	8,315	2,918	—
Stock compensation expense	277	386	—
Loss (gain) on disposal of assets	255	(7)	1
Change in operating assets and liabilities:
Accounts receivable	(6,973)	(11,193)	3,616
Inventories	(1,943)	(4,942)	1,352
Prepaid expenses	(424)	504	(37)
Other assets	(20)	29	(28)
Accounts payable and accrued liabilities	(1,020)	(2,788)	154

Net cash provided by operating activities	53,229	27,171	10,108
Cash flows from investing activities:

Acquisition of Norcraft Companies LLC, net of cash acquired of $1,327	—	—	(316,334)
Proceeds from sale of property and equipment	83	77	2
Purchase of property, plant and equipment	(6,110)	(7,036)	(1,690)
Purchase of display cabinets	(6,710)	(5,352)	(432)

Net cash used in investing activities	(12,737)	(12,311)	(318,454)

Cash flows from financing activities:

Borrowings on senior subordinated notes payable resulting from Norcraft acquisition	—	—	150,000
Borrowings on bank term loan resulting from Norcraft acquisition	—	—	45,000
Borrowings on bank revolving loan resulting from Norcraft acquisition	—	—	5,000
Issuance of successor company members’ equity	—	—	129,561
Borrowings on senior discount notes payable	—	80,334	—
Distribution to members	—	(77,181)	—
Payment of financing costs	—	(3,728)	(11,900)
Book overdrafts payable	1,666	—	(1,884)
Payments on Bank Revolving Loan	—	(8,500)	(5,000)
Borrowings on Bank Revolving Loan	—	8,500	—
Payments on term loan	(30,500)	(14,500)	—
Proceeds from issuance of member interests	572	553	97
Repurchase of members interests	(1,949)	(535)	—
Tax distributions to members	(9,945)	(1,651)	—

Net cash (used in) provided by financing activities	(40,156)	(16,708)	310,874
Effect of exchange rates on cash	(226)	88	55
Net increase (decrease) in cash	110	(1,760)	2,583
Cash, beginning of the period	823	2,583	—

Cash, end of period	$933	$823	$2,583

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$14,986	$19,235	$1,052

Supplemental disclosure of non-cash transactions:
Members’ interest recorded for consideration other than cash	$277	$3,055	$—

Purchases of property, plant and equipment included in accounts payable	$794	$216	—

Consolidated Statements of Cash Flows

(dollar amounts in thousands)

	Norcraft Companies, L.P.
	Successor			Predecessor
	Year Ended December 31,		For the Period October 21, 2003 through December 31, 2003	For the Period January 1, 2003 through October 20, 2003
	2005	2004
Cash flows from operating activities:
Net income	$38,339	$26,170	$2,050	$23,806
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	4,800	4,278	637	2,696
Amortization:
Customer relationships	4,467	4,467	869	—
Deferred financing costs	3,772	2,589	391	267
Display cabinets	4,301	3,179	563	2,101
Provision for uncollectible accounts receivable	3,050	2,206	202	2,040
Provision for obsolete and excess inventory	(247)	(36)	(46)	517
Provision for warranty claims	4,595	2,329	384	1,687
Stock compensation expense	277	386	—	—
Loss on impairment of Yucca facility	—	—	—	4,127
Loss (gain) on disposal of assets	255	(7)	1	108
Change in operating assets and liabilities:
Accounts receivable	(6,973)	(11,193)	3,616	(11,430)
Inventories	(1,943)	(4,942)	1,352	(3,467)
Prepaid expenses	(424)	504	(37)	480
Other assets	(20)	29	(28)	4
Accounts payable and accrued liabilities	(1,020)	(2,788)	154	2,798

Net cash provided by operating activities	53,229	27,171	10,108	25,734

Cash flows from investing activities:
Acquisition of Norcraft Companies LLC, net of cash acquired of $1,327	—	—	(316,334)	—
Proceeds from sale of property and equipment	83	77	2	212
Purchase of property, plant and equipment	(6,110)	(7,036)	(1,690)	(1,428)
Purchase of Yucca capital lease	—	—	—	(5,000)
Purchase of display cabinets	(6,710)	(5,352)	(432)	(2,300)

Net cash used in investing activities	(12,737)	(12,311)	(318,454)	(8,516)

Cash flows from financing activities:
Borrowings on senior subordinated notes payable resulting from Norcraft acquisition	—	—	150,000	—
Borrowings on bank term loan resulting from Norcraft acquisition	—	—	45,000	—
Borrowings on bank revolving loan resulting from Norcraft acquisition	—	—	5,000	—
Issuance of successor company members’ equity	—	—	129,561	—
Distribution to members	—	(379)	—	—
Payment of financing costs	—	(196)	(11,900)	—
Book overdrafts payable	1,666	—	(1,884)	489
Payments on Bank Revolving Loan	—	(8,500)	(5,000)	(48,990)
Borrowings on Bank Revolving Loan	—	8,500	—	49,712
Payments on term loan	(30,500)	(14,500)	—	(9,421)
Payments on capital lease	—	—	—	(7)
Proceeds from issuance of member interests	572	553	97	—
Repurchase of members interests	(1,949)	(535)	—	—
Tax distributions to members	(9,945)	(1,651)	—	(8,973)

Net cash (used in) provided by financing activities	(40,156)	(16,708)	310,874	(17,190)
Effect of exchange rates on cash	(226)	88	55	—

Net increase (decrease) in cash	110	(1,760)	2,583	28
Cash, beginning of the period	823	2,583	—	59

Cash, end of period	$933	$823	$2,583	$87

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$14,986	$19,235	$1,052	$1,349

Supplemental disclosure of non-cash transactions:
Members’ interest recorded for consideration other than cash	$277	$3,055	$—	$—

Purchases of property, plant and equipment included in accounts payable	$794	$216	$—	$—

Norcraft Holdings, L.P.    Norcraft Companies, L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

1.	Basis of presentation and Change in Reporting Entity

Norcraft Holdings L.L.C. was formed on August 21, 2003 as a Delaware corporation to acquire all the outstanding membership units of Norcraft Companies LLC (“Predecessor”). On October 10, 2003, Norcraft Holdings L.L.C. converted to a Delaware Limited Partnership and is now Norcraft Holdings L.P. (“Holdings”). Holdings had no activity prior to its acquisition of Norcraft Companies LLC on October 21, 2003. Concurrent with the acquisition, Norcraft Companies LLC converted to a Delaware Limited Partnership and is now Norcraft Companies, L.P. Norcraft Companies, L.P. (“Norcraft,”), a separate public reporting company, is a 100% owned subsidiary of Holdings. Holdings and Norcraft are also collectively referred to as the “Company”.

The consolidated financial statements of Holdings include the accounts of its 100% owned subsidiary, Norcraft. In August 2004, Holdings and Norcraft Capital Corp., Holdings’ other wholly owned subsidiary, issued $118.0 million of 9 3/4% senior discount notes generating gross proceeds of $80.3 million. Holdings and Norcraft Capital Corp. are the sole obligors of these notes. The net proceeds of this offering were used to make a distribution to Holdings’ limited partners. Other than this debt obligation, related deferred issuance costs, and related interest and amortization expense, all other assets, liabilities, income, expenses and cash flows of Holdings presented for all periods represent those of its wholly owned subsidiary Norcraft.

The predecessor financial statements have been presented at their historical cost basis. The successor financial statements have been prepared giving effect to the purchase transaction, including capitalization of the Company in accordance with EITF 88-16, Basis in Leverage Buyout Transactions, as a partial purchase.

Norcraft GP, L.L.C. (“Norcraft GP”), a Delaware limited liability company, is the general partner of Holdings and Norcraft. Norcraft GP does not hold any equity interest in Holdings or Norcraft, but as a general partner of each entity, it controls both entities. The members of Norcraft GP are SKM Norcraft Corp., Trimaran Cabinet Corp. and Buller Norcraft Holdings, L.L.C. Norcraft GP has not been capitalized and has no assets or liabilities as of December 31, 2005 or 2004. Furthermore, Norcraft GP has no commitment to fund cash flow deficits or furnish direct or indirect financial assistance to the Company.

Unless separately stated, the information in the notes herein relate to both Holdings and Norcraft.

2.	Nature of Company

The Company is a manufacturer and national distributor of kitchen and bathroom cabinetry to dealers, wholetailers who sell to end users in the repair and remodeling and new home construction markets, contractors, builders and home centers. Manufacturing is conducted from owned premises located in Kansas, Minnesota, North Carolina, South Dakota, Virginia and Winnipeg, Canada.

3.	Significant Accounting Policies

Cash and Cash Equivalents

For purposes of reporting cash and cash equivalents, the Company considers all highly liquid investments having original maturities of three months or less to be cash equivalents.

Accounts Receivable and Concentrations of Credit Risk

The Company’s customers operate in the repair and remodeling and new home construction markets and, accordingly, their credit worthiness is affected by cyclical trends and general conditions in those markets. Concentrations of credit risk with respect to trade receivables are limited to some extent by its large number of customers and their geographic dispersion. In 2003, 2004, and 2005, no one customer accounted for more than 7% of net sales. The Company generally does not require collateral from its customers, but does maintain allowances for the estimated uncollectibility of accounts receivable based on historical experience and specifically identified at-risk accounts. The adequacy of the allowance is evaluated on an ongoing, periodic basis and adjustments are made in the period in which a change in condition occurs.

Norcraft Holdings, L.P.    Norcraft Companies, L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

Inventories

The Company states inventory at the lower of cost or market using the first-in, first-out (FIFO) method. The Company makes provisions for estimated obsolete or excess inventories. These provisions are based on historical experience, market conditions and other assumptions and judgment by management. Estimated costs to be incurred for such obsolete or excess inventory are recorded in the periods in which those conditions arise.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives: buildings and leasehold improvements – 20 years or the life of the underlying lease, factory equipment – 7 years, vehicles – 5 years, office and data processing equipment – 3 to 5 years.

Display Cabinets

The cost of cabinetry displays are capitalized when provided to the Company’s dealers and are amortized over 36 months, which represents the period they are expected to be on display for customer viewing.

Goodwill

Goodwill arises principally from business acquisitions. Goodwill represents the excess of purchase price over the fair value of identifiable net assets acquired. Goodwill and intangible assets with indefinite lives are tested annually, or as events or circumstances indicate a potential impairment in relation to estimated fair market values. There have been no impairment charges in 2005, 2004 or 2003. The Predecessor had no such impairment in 2003.

Intangible Assets

Identifiable intangible assets consist of customer relationships and brand names. The customer relationship intangible asset is considered a definite lived intangible asset in accordance with Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142) and is being amortized using the straight-line method over its estimated useful life of 15 years. Straight-line amortization reflects an appropriate allocation of cost of intangible assets to earnings in proportion to the amount of economic benefits obtained by the company in each reporting period. Brand names, consisting of Mid Continent®, UltraCraft®, StarMark® and Fieldstone® are considered indefinite lived intangible assets under SFAS 142. Indefinite lived intangible assets are not amortized. Instead, the Company makes annual assessments, or as events or circumstances indicate that the asset might be impaired, separately from goodwill, to evaluate realizability of carrying values. The fair value of the indefinite-lived assets is determined for the annual impairment test using the Royalty Savings Method, which is a variation of the income approach.

Amortization expense related to customer relationships of $4.5 million for each of the years ended December 31, 2005 and December 31, 2004 respectively, and $0.9 million for the period from October 21, 2003 through December 31, 2003, is included in selling, general, and administrative expenses in the consolidated statement of income for the period. Annual amortization expense for each of the next five years is expected to be $4.5 million per year.

It is the Company’s policy to value intangible assets at the lower of unamortized cost or fair value. Management reviews the valuation and amortization of intangible assets on a periodic basis, taking into consideration any events or circumstances that might result in diminished fair value. The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances which might result in a diminished fair value or revised useful life.

Norcraft Holdings, L.P.    Norcraft Companies, L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

Impairment of Long-lived Assets

The Company assesses the recoverability of long-lived assets periodically to determine if facts or changes in circumstances indicate that expected future undiscounted cash flows might not be sufficient to support the carrying value of an asset. Recoverability of assets to be held and used is measured by a comparison of the carrying value of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds fair value of the assets.

Deferred Financing Costs

Issuance costs are deferred and amortized to deferred financing expense using the interest method over the terms of the related debt. Holdings’ amortization of such costs for fiscal year 2005, fiscal year 2004, and the period from October 21, 2003 through December 31, 2003 totaled approximately $4.1 million, $2.7 million, and $0.4 million, respectively.

Norcraft’s amortization of such costs for fiscal year 2005, fiscal year 2004, and the period from October 21, 2003 through December 31, 2003 totaled approximately $3.8 million, $2.6 million, and $0.4 million, respectively.

Future estimated aggregate amortization expense at December 31, 2005 is as follows:

Year Ending December 31,	Norcraft Holdings, L.P.	Norcraft Companies, L.P.
2006	$1,552	$1,161
2007	1,591	1,161
2008	1,540	1,071
2009	1,172	694
2010	1,172	694

Foreign Currency Translation/Transactions

The financial statements of the Company’s Canadian subsidiary are translated into U.S. dollars for consolidation. All assets and liabilities are translated using period-end exchange rates and statement of operations items are translated using average exchange rates for the period. The resulting translation adjustments are recorded as a separate component of members’ equity. Also recorded as translation adjustments in members’ equity are transaction gains and losses on long-term intercompany balances for which settlement is not planned or anticipated in the foreseeable future. Other foreign currency transaction gains and losses are included in determining net income, but have not been material in any of the periods presented.

Segment Information

The Company has one reportable segment, consisting of the following divisions: Mid Continent, Ultra Craft and StarMark, as well as its subsidiary, Norcraft Canada Corporation. As all three divisions have similar products, production processes, types of customers, distribution methods and economic characteristics and operate in identical positions with regards to regulatory requirements, the Company has deemed it appropriate to aggregate these operating divisions into one reportable segment.

The single reportable segment operates in the manufacturing, assembling and finishing of kitchen and bathroom cabinetry in the United States and Canada. The Company sells its products primarily to kitchen and bath cabinetry dealers as well as to wholesale retailers, or wholetailers, who in turn sell to end users in the repair and remodeling and new home construction markets. The Company also sells directly to home builders. The Company has national distribution capabilities for all of its brands through six manufacturing facilities, four service and distribution centers, four warehouses, and five retail locations.

The Company’s product offering includes stock, semi-custom and custom cabinets. No single customer accounted for 7 percent or more of net sales for any period presented.

Norcraft Holdings, L.P.    Norcraft Companies, L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

The following table summarizes the net sales for each of the Company’s divisions and subsidiaries:

	Successor			Predecessor
	Year Ended December 31,		For the Period October 21, 2003 through December 31, 2003	For the Period January 1, 2003 through October 20, 2003
	2005	2004
Mid Continent cabinetry	$249,501	$210,474	$34,173	$128,864
UltraCraft cabinetry	65,393	54,718	8,121	33,172
StarMark cabinetry	94,860	68,528	11,071	45,797
Norcraft Canada	13,097	6,114	59	—
Elimination of inter-divisional and inter-company	(18,212)	(9,559)	(647)	(3,934)

	$404,639	$330,275	$52,777	$203,899

Revenue Recognition

Revenue is recognized upon delivery of product, which represents the point at which ownership transfers to the customer.

Shipping and Handling Costs

The Company classifies freight chargeback billings to customers as a component of net sales in the statement of income and the related cost is included as a component of cost of sales.

Advertising

The Company expenses all advertising costs as incurred. Advertising expense was $0.4 million for the year ended December 31, 2005, $0.6 million for the year ended December 31, 2004, $0 for the period October 21, 2003 through December 31, 2003, and $0.3 million for the period January 1, 2003 through October 20, 2003.

Volume-Based Incentives

These incentives typically involve rebates or refunds of a specified amount of cash consideration that are redeemable only if the customer completes a specified cumulative level of sales transactions. Under incentive programs of this nature, the Company estimates the anticipated rebate to be paid and allocates a portion of the estimated cost of the rebate to each underlying sales transaction with the customer. The estimated rebates are recorded as a reduction of revenue in the period of sale based on historical redemption rates.

Marketing Programs

Under these arrangements the Company agrees to reimburse certain of its customers for a portion of the costs incurred by the customer to advertise and promote certain of the Company’s products. The Company recognizes the cost of cooperative advertising programs in the period in which the advertising and promotional activity takes place. The actual costs of these programs are included in selling, general and administrative expenses in the statement of income.

Norcraft Holdings, L.P.    Norcraft Companies, L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

Product Warranties

The Company provides warranties for its products ranging from three years up to the life of the product. Estimated costs to be incurred for such warranties are provided for in the period of sale based on historical claim rates.

Income Taxes

The Company is a limited partnership, whereby the Company’s income is allocated to its limited partners for inclusion in their respective tax returns. Accordingly, no liability or provision for federal income taxes and deferred income taxes attributable to the Company’s operations are included in the accompanying financial statements. However, the Company is subject to various state and local taxes.

Stock-Based Compensation

The Company accounts for stock-based compensation using the fair value method prescribed in Statement of Financial Accounting Standards No. 123, “Accounting for Stock based Compensation.” Compensation for stock awards, if any, is measured at the fair value of the award less any consideration received in exchange for the award.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

4.	Acquisition

On October 21, 2003, Holdings acquired all issued and outstanding membership units of Norcraft Companies LLC. The total purchase price was $335.0 million including related acquisition costs of $15.5 million. The acquisition was funded through $150.0 million in senior subordinated notes, $50.0 million from a senior credit facility and $135.0 million in equity investor cash, in-kind contributions and rollover of management equity.

The total purchase consideration has been allocated to the assets acquired and liabilities assumed, including identifiable intangible assets based on their respective fair values at the date of acquisition as determined by an independent valuation obtained by the Company. The purchase allocation resulted in goodwill of $148.5 million. Goodwill was assigned at the reporting level and is deductible for income tax purposes.

The consolidated financial statements have been prepared giving effect to the purchase transaction in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations,” and in accordance with EITF 88-16, “Basis in Leveraged Buyout Transactions”, as a partial purchase. Under EITF 88-16, 2.3% of the transaction is accounted for at the continuing members’ carryover basis resulting in a decrease in net assets acquired of $5.4 million.

Norcraft Holdings, L.P.    Norcraft Companies, L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

The following table summarizes the purchase allocation based upon the estimated fair values of the assets acquired and liabilities assumed:

Cash		$1,327
Accounts receivable		27,881
Inventories		18,254
Prepaid expenses and other current assets		1,962
Property, plant and equipment		31,119
Other assets		15,985
Identifiable assets subject to amortization:
Customer relationships, 15 year life	$67,000
Identifiable intangible assets not subject to amortization:
Brand names	49,000

Total identifiable intangible assets		116,000
Goodwill		148,459

Total assets acquired		360,987

Accounts payable		7,700
Accrued other expenses		23,726

Total liabilities assumed		31,426

Net assets acquired		$329,561

The following unaudited pro forma information presents the results of operations for the year ended December 31, 2003 and assumes that the Norcraft acquisition referred to above occurred on January 1, 2003. The unaudited pro forma results below are based on historical results of operations, include adjustments for depreciation, amortization and interest expense associated with the acquisition and do not necessarily reflect actual results that would have occurred:

2003
Pro forma net sales	$256,676
Pro forma net income	8,892

The pro forma net income amount reflected above include one-time charges for incentive compensation associated with the sale of Norcraft Companies LLC of $2.1 million, the Yucca distribution center lease termination impairment charge of $4.1 million that was terminated in contemplation of the Acquisition and $0.4 million of acquisition cost paid by the Predecessor.

5.	Trade Accounts Receivable

Trade accounts receivable consists of the following:

	2005	2004
Trade accounts receivable, gross	$38,235	$34,306
Less: allowance for uncollectible accounts	(1,220)	(1,250)

Trade accounts receivable, net	$37,015	$33,056

Norcraft Holdings, L.P.    Norcraft Companies, L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

6.	Inventories

Inventories consist of the following:

	2005	2004
Raw materials and supplies	$11,982	$10,692
Work in process	7,231	6,060
Finished goods	4,984	5,134

	$24,197	$21,886

Supplier Concentration

The Company purchased approximately 17.4% of its raw materials during 2005 from its largest supplier.

7.	Property, Plant and Equipment

Property, plant and equipment consist of the following:

	2005	2004
Land	$2,906	$2,357
Buildings and improvements	21,856	19,302
Factory equipment	15,452	13,942
Vehicles	86	93
Office and data processing equipment	3,960	3,069
Construction in progress	1,491	1,095

	45,751	39,858
Less: accumulated depreciation	(9,266)	(4,899)

	$36,485	$34,959

8.	Accrued expenses

Accrued expenses consist of the following:

	2005	2004
Salaries, wages and employee benefits	$8,573	$9,957
Commissions, rebates and marketing programs	4,430	4,111
Interest	2,250	2,343
Other	5,284	3,477

	$20,537	$19,888

9.	Product Warranties

Product warranty activity is as follows:

			Successor	Predecessor
	2005	2004	For the period October 21 , 2003 through December 31, 2003	For the period January 1, 2003 through October 20, 2003
Beginning Balance	$520	$372	$408	$386
Accruals for warranties - current	4,595	2,329	384	1,687
Settlements made during the period	(4,272)	(2,181)	(420)	(1,665)

Ending Balance	$843	$520	$372	$408

Norcraft Holdings, L.P.    Norcraft Companies, L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

10.	Long-term debt

Long-term debt consists of the following:

	Norcraft Holdings, L.P.		Norcraft Companies, L.P.
	2005	2004	2005	2004
Senior subordinated notes payable (due in 2011 with semi-annual interest payments at 9%)	$150,000	$150,000	$150,000	$150,000
Senior discount notes payable (due in 2012 with interest payments accreting at 9.75%)	91,567	83,252	—	—
Term note payable to the agent bank, UBS (interest at the LIBOR plus 3.00% at December 31, 2005 and 2004)	—	30,500	—	30,500

Long-term debt	$241,567	$263,752	$150,000	$180,500

Future maturities of long-term debt at December 31, 2005 are as follows:

Year Ending December 31,	Norcraft Holdings, L.P.	Norcraft Companies, L.P.
2006	$—	$—
2007	—	—
2008	—	—
2009	—	—
2010	—	—
Thereafter	241,567	150,000

	$241,567	$150,000

Senior Subordinated Notes

On October 21, 2003, concurrent with the Acquisition, an offering of $150 million, 9% senior subordinated notes (the “Senior Subordinated Notes”) due in 2011 was completed by Norcraft Companies, L.P. and Norcraft Finance Corporation, co-issuers. Interest payments are required semiannually on May 1 and November 1, and began on May 1, 2004. The Senior Subordinated Notes are subordinated to all existing and future senior debt, including indebtedness under the senior credit facility.

Subsequent to November 1, 2007, the Company has the option to redeem the notes, in whole or part, at a redemption price equal to 100% of the principal amount plus a premium declining ratably to par, plus accrued and unpaid interest. At any time prior to November 1, 2006, the Company may redeem up to 35% of the aggregate principal amount of the notes with the proceeds of qualified equity offerings at a redemption price equal to 109% of the principal amount, plus accrued and unpaid interest.

Norcraft Holdings, L.P.    Norcraft Companies, L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

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

The facility also contains certain financial covenants, including maximum leverage ratio, minimum interest coverage ratio and minimum fixed charge coverage ratio. The Company was in compliance with these financial covenants at December 31, 2005.

Senior Discount Notes

On August 17, 2004 Holdings and Norcraft Capital Corp., a 100% owned finance subsidiary of Holdings issued, on a joint and several basis, $118.0 million aggregate principal amount at maturity ($80.3 million gross proceeds) of 9 3/4% Senior Discount Notes due 2012 (the “Senior Notes”). The net proceeds of this offering were used to make a distribution to Holdings’ limited partners. Norcraft Capital Corp. was formed on August 12, 2004 and has no operations. Interest accrues on the Senior Notes in the form of an increase in the accreted value of the note prior to September 1, 2008. Thereafter, cash interest on the Senior Notes will accrue and be payable semiannually in arrears on March 1 and September 1 of each year, commencing March 1, 2009 at a rate of 9 3/4% per annum. Holdings has no independent operating assets or liabilities other than its investment in Norcraft.

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

If Holdings experiences a change in control prior to September 1, 2008, it may be required to offer to purchase the Senior Notes at a purchase price equal to 101% of the accreted value plus accrued and unpaid interest.

Additionally, the terms of the indenture governing the Senior Notes limit Holdings’ ability to, among other things, incur additional indebtedness, dispose of assets, make acquisitions, make other investments, pay dividends and make various other payments. The terms also include cross-default provisions.

The facility also contains certain financial covenants, including maximum leverage ratio, minimum interest coverage ratio and minimum fixed charge coverage ratio. The Company was in compliance with these financial covenants at December 31, 2005.

The following represents certain condensed consolidating information as of December 31, 2005 and 2004 and for the years ended December 31, 2005 and 2004, and for the period from October 21, 2003 through December 31, 2003 for the issuers and for Norcraft Canada Corporation, a wholly-owned subsidiary of Norcraft Companies, L.P., which fully and unconditionally guarantees the senior subordinated notes. In addition, the terms and conditions of the Senior Subordinated Notes limit Norcraft Companies, L.P.’s ability to pay dividends or other payments to Norcraft Holdings, L.P. In this regard, the net assets of Norcraft are restricted assets of Holdings. As such, condensed financial information for Norcraft Holdings, L.P. (the parent company) is also presented.

Norcraft Holdings, L.P.    Norcraft Companies, L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

CONDENSED CONSOLIDATING BALANCE SHEETS

As of December 31, 2005

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Elim- inations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Elim- inations	Consolidated Norcraft Holdings, L.P.
Current Assets	$62,207	$—	$1,859	$—	$64,066	$—	$—	$64,066
Property, plant & equipment	31,958	—	4,527	—	36,485	—	—	36,485
Investments in subsidiary	2,099	—	—	(2,099)	—	186,085	(186,085)	—
Other assets	272,242	—	213	(3,901)	268,554	3,052	—	271,606

Total assets	$368,506	$—	$6,599	$(6,000)	$369,105	$189,137	$(186,085)	$372,157

Current liabilities	$32,421	$—	$599	$—	$33,020	$—	$—	$33,020
Long-term debt	150,000	—	3,901	(3,901)	150,000	91,567	—	241,567
Members’ equity subject to put request	—	—	—	—	—	46,094	—	46,094
Member’s equity	186,085	—	2,099	(2,099)	186,085	51,476	(186,085)	51,476

Total liabilities & member’s equity	$368,506	$—	$6,599	$(6,000)	$369,105	$189,137	$(186,085)	$372,157

As of December 31, 2004
	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Elim- inations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Elim- inations	Consolidated Norcraft Holdings, L.P.
Current Assets	$56,156	$—	$1,106	$—	$57,262	$—	$—	$57,262
Property, plant & equipment	30,829	—	4,130	—	34,959	—	—	34,959
Investments in subsidiary	2,016	—	—	(2,016)	—	158,898	(158,898)	—
Other assets	277,259	—	213	(3,108)	274,364	3,407	—	277,771

Total assets	$366,260	$—	$5,449	$(5,124)	$366,585	$162,305	$(158,898)	$369,992

Current liabilities	$26,862	$—	$325	$—	$27,187	$—	$—	$27,187
Long-term debt	180,500	—	3,108	(3,108)	180,500	83,252	—	263,752
Members’ equity subject to put request	—	—	—	—	—	26,377	—	26,377
Member’s equity	158,898	—	2,016	(2,016)	158,898	52,676	(158,898)	52,676

Total liabilities & member’s equity	$366,260	$—	$5,449	$(5,124)	$366,585	$162,305	$(158,898)	$369,992

(1)	Co-issuers

Norcraft Holdings, L.P.    Norcraft Companies, L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

CONDENSED CONSOLIDATING INCOME STATEMENTS

As of December 31, 2005

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Elim- inations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Elim- inations	Consolidated Norcraft Holdings, L.P.
Net sales	$404,639	$—	$13,097	$(13,097)	$404,639	$—	$—	$404,639
Cost of sales	283,121	—	12,517	(13,097)	282,541	—	—	282,541

Gross profit	121,518	—	580	—	122,098	—	—	122,098
Equity in earnings of subsidiary	192	—	—	(192)	—	38,339	(38,339)	—
Selling, general and administrative expenses	64,498	—	376	—	64,874	—	—	64,874

Income (loss) from operations	57,212	—	204	(192)	57,224	38,339	(38,339)	57,224
Other expense:
Interest expense	14,893	—	—	—	14,893	8,315	—	23,208
Amortization of deferred financing	3,772	—	—	—	3,772	355	—	4,127
Other, net	208	—	12	—	220	—	—	220

	18,873	—	12	—	18,885	8,670	—	27,555

Net income	$38,339	$—	$192	$(192)	$38,339	$29,669	$(38,339)	$29,669

As of December 31, 2004
	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Elim- inations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Elim- inations	Consolidated Norcraft Holdings, L.P.
Net sales	$330,275	$—	$6,114	$(6,114)	$330,275	$—	$—	$330,275
Cost of sales	226,880	—	6,667	(6,114)	227,433	—	—	227,433

Gross profit	103,395	—	(553)	—	102,842	—	—	102,842
Equity in earnings of subsidiary	(783)	—	—	783	—	26,170	(26,170)	—
Selling, general and administrative expenses	58,019	—	225	—	58,244	—	—	58,244

Income (loss) from operations	44,593	—	(778)	783	44,598	26,170	(26,170)	44,598
Other expense:
Interest expense	15,897	—	—	—	15,897	2,918	—	18,815
Amortization of deferred financing	2,589	—	—	—	2,589	125	—	2,714
Other, net	(63)	—	5	—	(58)	—	—	(58)

	18,423	—	5	—	18,428	3,043	—	21,471

Net income	$26,170	$—	$(783)	$783	$26,170	$23,127	$(26,170)	$23,127

Norcraft Holdings, L.P.    Norcraft Companies, L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

CONDENSED CONSOLIDATING INCOME STATEMENTS

For the Period from October 21, 2003 through December 31, 2003

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Elim- inations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Elim- inations	Consolidated Norcraft Holdings, L.P.
Net sales	$52,777	$—	$59	$(59)	$52,777	$—	$—	$52,777
Cost of sales	36,199	—	201	(59)	36,341	—	—	36,341

Gross profit	16,578	—	(142)	—	16,436	—	—	16,436
Equity in earnings of subsidiary	(147)	—	—	147	—	2,050	(2,050)	—
Selling, general and administrative expenses	10,139	—	29	—	10,168	—	—	10,168

Income (loss) from operations	6,292	—	(171)	147	6,268	2,050	(2,050)	6,268
Other expense:
Interest expense	3,241	—	(24)	—	3,217	—	—	3,217
Amortization of deferred financing	391	—	—	—	391	—	—	391
Other, net	610	—	—	—	610	—	—	610

	4,242	—	(24)	—	4,218	—	—	4,218

Net income	$2,050	$—	$(147)	$147	$2,050	$2,050	$(2,050)	$2,050

(1)	Co-issuers

Norcraft Holdings, L.P.    Norcraft Companies, L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

As of December 31, 2005

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Elim- inations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Elim- inations	Consolidated Norcraft Holdings, L.P.
Cash flows from operating activities	$53,059	$—	$170	$—	$53,229	$—	$—	$53,229
Cash flows from investing activities	(12,713)	—	(817)	793	(12,737)	9,945	(9,945)	(12,737)
Cash flows from financing activities	(40,156)	—	793	(793)	(40,156)	(9,945)	9,945	(40,156)
Cumulative translation adjustment	—	—	(226)	—	(226)	—	—	(226)

Net increase (decrease) in cash	190	—	(80)	—	110	—	—	110
Cash, beginning of period	664	—	159	—	823	—	—	823

Cash, end of period	$854	$—	$79	$—	$933	$—	$—	$933

As of December 31, 2004
	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Elim- inations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Elim- inations	Consolidated Norcraft Holdings, L.P.
Cash flows from operating activities	$28,072	$—	$(901)	$—	$27,171	$—	$—	$27,171
Cash flows from investing activities	(13,233)	—	(913)	1,835	(12,311)	1,651	(1,651)	(12,311)
Cash flows from financing activities	(16,708)	—	1,835	(1,835)	(16,708)	(1,651)	1,651	(16,708)
Cumulative translation adjustment	—	—	88	—	88	—	—	88

Net (decrease) increase in cash	(1,869)	—	109	—	(1,760)	—	—	(1,760)
Cash, beginning of period	2,533	—	50	—	2,583	—	—	2,583

Cash, end of period	$664	$—	$159	$—	$823	$—	$—	$823

For the Period from October 21, 2003 through December 31, 2003
	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Elim- inations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Elim- inations	Consolidated Norcraft Holdings, L.P.
Cash flows from operating activities	$10,263	$—	$(155)	$—	$10,108	$—	$—	$10,108
Cash flows from investing activities	(318,604)	—	(1,123)	1,273	(318,454)	(129,561)	129,561	(318,454)
Cash flows from financing activities	310,874	—	1,273	(1,273)	310,874	129,561	(129,561)	310,874
Cumulative translation adjustment	—	—	55	—	55	—	—	55

Net increase in cash	2,533		50	—	2,583	—	—	2,583
Cash, beginning of period	—	—	—	—	—	—	—	—

Cash, end of period	$2,533	$—	$50	$—	$2,583	$—	$—	$2,583

(1)	Co-issuers.

Norcraft Holdings, L.P.    Norcraft Companies, L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

Senior Credit Facility

On October 21, 2003, concurrent with the acquisition of Norcraft Companies LLC by Holdings, Norcraft Companies, L.P. entered into a $70.0 million senior credit facility with a third party for up to $25.0 million in available revolver funds and a $45.0 million term loan with an original maturity of October 21, 2008. Advance debt payments were made on this term loan, and it was repaid in full during 2005. Availability of funds under the revolving credit facility is reduced by an outstanding letter of credit. The senior credit facility allows for up to $10.0 million in authorized letters of credit. The interest rates on these facilities are based on LIBOR or prime, plus a premium. The premium is based on the leverage ratio of the Company. At December 31, 2005, the revolver had an interest rate of LIBOR plus 2.0%. Borrowings under the senior credit facility are collateralized by substantially all of the Company’s assets. Approximately $5.0 million and $3.5 million of letters of credit were outstanding at December 31, 2005 and December 31, 2004, respectively. The total available credit under the revolver at December 31, 2005 and December 31, 2004 was $20.0 million and $21.6 million, respectively.

The senior credit facility contains covenants which, among other things, limit: (i) additional indebtedness; (ii) dividends; (iii) capital expenditures and (iv) acquisitions, mergers and consolidations. The senior credit facility also contains certain financial covenants, including maximum leverage ratio, minimum interest coverage ratio and minimum fixed charge coverage ratio. The Company was in compliance with these financial covenants at December 31, 2005.

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

11.	Disclosures About Fair Value of Financial Instruments

The following tables present the carrying amounts and estimated fair market values of financial instruments at December 31, 2005 and 2004. The fair value of a financial instrument is deemed to be the amount at which the instrument could be exchanged in a current transaction between willing parties.

	Norcraft Holdings, L.P.
	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
9.00% Senior Subordinated Notes	$150,000	$155,250	$150,000	$161,250
9.75% Senior Discount Notes	91,567	84,370	83,252	87,910
Senior Secured Credit Facility	—	—	30,500	30,653

Norcraft Holdings, L.P.    Norcraft Companies, L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

	Norcraft Companies, L.P.
	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
9.00% Senior Subordinated Notes	$150,000	$155,250	$150,000	$161,250
Senior Secured Credit Facility	—	—	30,500	30,653

The fair market values of financial instruments were estimated based on market conditions and perceived risks at December 31, 2005 and 2004, and require varying degrees of management judgment. The factors used to estimate these values may not be valid on any subsequent date. Accordingly, the fair market value of the financial instruments presented may not be indicative of their future values.

12.	Members’ Equity

At December 31, 2005 and 2004, there were 135,213,997 and 135,484,362 Class A limited partnership units issued and outstanding, respectively. Class A limited partners are entitled to one vote per unit held. As provided in the Limited Partnership Agreement, income, gain, loss, deduction or credit are allocated to the members pro rata, in accordance with their respective percentage interests, except as required by the Internal Revenue Code and related regulations. The Limited Partnership Agreement also provides for the Company to make estimated distributions to Holdings for payment of estimated federal and state income taxes arising from the Company’s operations.

At December 31, 2005 and 2004, there were 1,669,364 and 2,316,014 Class B limited partnership units issued and outstanding, respectively. The holder of a Class B unit is also entitled to receive, contingent upon certain corporate events, a number of Class C units equal to the number of Class B units held by the holder. The combination of the outstanding Class B units and the contingent right provided by the Class C units provides rights and privileges consistent with that of a Class A unit holder. Consequently, all Class B and Class C units have been granted concurrently and as such all these units have the equivalent rights and privileges of Class A units.

Management Incentive Plan

The Company accounts for stock options and measures the compensation cost at the grant date based on the fair value of the award and recognizes the cost over the vesting period.

The Company adopted a Management Incentive Plan, (the “Plan”) which provides for the grants of incentive Class D membership units in Holdings, to selected employees. Under the terms of the Plan the units begin to vest on the December 31 following the date of grant with 50% of the units vesting over a 5 year period and 50% vesting over a 5 year period subject to the Company meeting certain performance based criteria in each of those years. Upon vesting, each unit entitles the unit holder the option to purchase one unit of the parent’s Class A units. All units will be issued with an exercise price equal to the then fair value of the parent’s Class A units. In connection with the acquisition, 5,149,147 units were granted with an exercise price of $1.00 per unit. With the issuance of the $118.0 million in 9 3/4% Senior Discount Notes and related limited partner distribution, the exercise price was amended to $0.45 per unit. The fair value of the options issued is valued based on the Black-Scholes option-pricing model. The fair value is reflected as compensation expense as the units vest. Compensation expense related to stock options was $0.3 million and $0.4 million for the years ended December 31, 2005 and 2004, respectively, with no such expense in 2003.

The following table sets forth information about the fair value of the option grant on the date of grant using the Black-Scholes option-pricing model and the weighted average assumptions used for such grant:

	2005	2004	2003
Weighted-average fair value of options granted	$0.58	$0.68	$0.17
Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	3.68%	3.39%	3.26%
Volatility	0.0%	0.0%	0.0%
Expected lives	4.00	4.86	5.86

Norcraft Holdings, L.P.    Norcraft Companies, L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

A summary of stock option activity under the plan is as follows:

	2005		2004		October 21 through December 31, 2003
	Units	Weighted-Average Exercise Price	Units	Weighted-Average Exercise Price	Units	Weighted-Average Exercise Price
Beginning balance	4,964,991	$0.45	5,149,147	$1.00	—	—
Granted	147,434	$0.45	285,714	$1.00	5,149,147	$1.00
Pricing amendment	—	—	—	$0.45	—	—
Exercised	—	—	—	—	—	—
Forfeited/Expired	(726,208)	$0.45	(469,870)	$0.45	—	—

Ending balance	4,386,217	$0.45	4,964,991	$0.45	5,149,147	$1.00

Exercisable balance	1,754,487	$0.45	992,998	$0.45	—	—

Members’ Equity Subject to Put Request

The limited partnership agreement of Holdings provides that certain employee equity Holders may request that holdings repurchase limited partnership units upon their death or disability at the then fair market value. Following such a request, Holdings must use commercially reasonable efforts to repurchase such units, subject to limitations on the repurchase of equity contained in the senior credit facility and the indentures governing the Senior Discount Notes and Senior Subordinated Notes, respectively. The fair market value of these units is recorded outside of permanent equity. Any changes in the fair market value of these units are reported as changes in members’ equity subject to put request in the statement of members’ equity and comprehensive income. As of December 31, 2005, 2004, and 2003, there were 23.0 million, 23.9 million, and 21.2 million units subject to the put request, respectively.

13.	Employee Benefit Plan

The Predecessor Company was a participant in the Pfingsten Partners, L.L.C. (an affiliate of a Class A member) 401(k) plan (a multiple employer plan) (the “Predecessor Plan”). Certain professionals of Pfingsten Partners, L.L.C. served as trustees of the Plan. Substantially all employees of the Predecessor Company were eligible to participate in the Predecessor Plan. The Predecessor Plan, established under the provisions of Section 401(k) of the Internal Revenue Code, provides, among other things, for the Predecessor Company to make discretionary contributions. Company contributions to the Predecessor Plan for the period from January 1, 2003 to October 20, 2003 were $0.5 million. On September 15, 2003, the Predecessor Company transferred its participation in this plan to its own Norcraft 401(k) Retirement Plan (the “Norcraft Plan”).

The Norcraft Plan, established under the provisions of Section 401(k) of the Internal Revenue Code, provides, among other things, for the Company to make discretionary contributions. Company contributions to this plan for the years ended December 31, 2005 and 2004, and for the period from October 21, 2003 to December 31, 2003 were $0.6 million, $0.6 million and $0.1 million, respectively.

Norcraft Holdings, L.P.    Norcraft Companies, L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

14.	Related Party Transactions

The Company has an agreement with affiliates of two of its majority limited partners, Apax Partners, L.P., the successor to Saunders, Karp & Megrue, L.L.C. and Trimaran Fund Management, L.L.C., to provide management services to the Company. Under the terms of the agreement, the Company will pay a $1.0 million annual management fee plus reimbursement of any out-of-pocket expenses incurred. The agreement expires upon sale to an unaffiliated third party of substantially all of the Company’s assets or interests. Management fees charged to expense was $1.0 million, $1.0 million and $0.2 million for the years ended December 31, 2005 and 2004, and for the period from October 21, 2003 to December 31, 2003, respectively. Additionally, during the period from October 21, 2003 to December 31, 2003, the Company paid $3.3 million in transaction fees to its majority limited partners which have been recorded as deferred financing cost.

The Predecessor Company had an agreement with Pfingsten Partners, L.L.C., an affiliate of a Class A member, to provide management services to the Predecessor Company. The agreement expired upon the sale of the Company on October 21, 2003. Management fees charged to expense was $0.3 million for the period January 1, 2003 through October 20, 2003.

15.	Leases

The Company leases its corporate office and distribution facilities under operating leases expiring on various dates. In addition to the base rent, certain leases require the Company to pay as additional rent a portion of the real estate taxes and common area expenses of the leased premises. Total rent expense was $2.0 million, $1.6 million, and $0.3 million for the years ended December 31, 2005, 2004 and the period from October 21, 2003 through December 31, 2003. The Company has historically entered and will continue to enter into leases of a temporary or short-term nature that do not extend beyond December 31, 2005 and that do not have future non-cancelable commitments.

Future minimum lease payments under non-cancelable operating leases at December 31, 2005, are as follows:

Year Ending December 31,	Amount
2006	$1,933
2007	1,607
2008	1,463
2009	923
2010	225

$6,151

16.	Commitments and Contingencies

The Company is party to legal actions and contingencies arising during the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Norcraft Holdings, L.P.    Norcraft Companies, L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

17.	Unaudited Supplemental Quarterly Data

	Norcraft Holdings, L.P.
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2005
Net sales	$91,954	$104,087	$105,630	$102,968
Cost of sales	63,102	72,840	74,160	72,439

Gross profit	28,852	31,247	31,470	30,529
Selling, general and administrative expenses	15,034	16,685	15,998	17,157

Income from operations	13,818	14,562	15,472	13,372
Other expense:
Interest expense	5,891	5,893	5,765	5,659
Amortization of deferred financing costs	688	673	1,154	1,612
Other, net	—	112	18	90

	6,579	6,678	6,937	7,361

Net income	$7,239	$7,884	$8,535	$6,011

	Norcraft Companies, L.P.
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2005
Net sales	$91,954	$104,087	$105,630	$102,968
Cost of sales	63,102	72,840	74,160	72,439

Gross profit	28,852	31,247	31,470	30,529
Selling, general and administrative expenses	15,034	16,685	15,998	17,157

Income from operations	13,818	14,562	15,472	13,372
Other expense:
Interest expense	3,893	3,832	3,670	3,498
Amortization of deferred financing costs	602	585	1,066	1,519
Other, net	—	112	18	90

	4,495	4,529	4,754	5,107

Net income	$9,323	$10,033	$10,718	$8,265

Norcraft Holdings, L.P.    Norcraft Companies, L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

	Norcraft Holdings, L.P.
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2004
Net sales	$68,593	$88,090	$89,186	$84,406
Cost of sales	45,794	58,832	62,069	60,738

Gross profit	22,799	29,258	27,117	23,668
Selling, general and administrative expenses	13,322	15,189	14,751	14,982

Income from operations	9,477	14,069	12,366	8,686
Other expense:
Interest expense	3,938	4,039	5,046	5,792
Amortization of deferred financing costs	628	616	654	814
Other, net	(4)	(85)	1	32

	4,562	4,570	5,701	6,638

Net income	$4,915	$9,499	$6,665	$2,048

	Norcraft Companies, L.P.
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2004
Net sales	$68,593	$88,090	$89,186	$84,406
Cost of sales	45,794	58,832	62,069	60,738

Gross profit	22,799	29,258	27,117	23,668
Selling, general and administrative expenses	13,322	15,189	14,751	14,982

Income from operations	9,477	14,069	12,366	8,686
Other expense:
Interest expense	3,938	4,039	4,093	3,827
Amortization of deferred financing costs	628	616	627	715

Other, net	(4)	(85)	1	32

	4,562	4,570	4,721	4,574

Net income	$4,915	$9,499	$7,645	$4,112

18.	New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) Share-Based Payments (“SFAS No. 123R”). SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R will require us to expense share-based payment awards with compensation cost measured at the fair value of the award. SFAS No. 123R requires us to adopt the new accounting provisions beginning in the first quarter of 2006. The adoption of SFAS 123R is not expected to materially impact the Company’s financial statements.

Norcraft Holdings, L.P.   Norcraft Companies L.P.

Schedule II – Consolidated Valuation and Qualifying Accounts

(dollar amounts in thousands)

	Beginning Balance	Additions	Deductions	Ending Balance
2005 (Successor)
Allowance for uncollectible accounts	$1,250	$3,050	$(3,080)	$1,220
Warranty reserves	520	4,595	(4,272)	843

2004 (Successor)
Allowance for uncollectible accounts	$1,861	$2,206	$(2,817)	$1,250
Warranty reserves	372	2,329	(2,181)	520

10/21/03-12/31/03 (Successor)
Allowance for uncollectible accounts	$1,615	$202	$44	$1,861
Warranty reserves	408	384	(420)	372

01/01/03-10/20/03 (Predecessor)
Allowance for uncollectible accounts	$1,422	$2,040	$(1,847)	$1,615
Warranty reserves	386	1,687	(1,665)	408

S-1

Exhibit	Description
3.1	Certificate of Limited Partnership of Norcraft Holdings, L.P. (incorporated by reference to Exhibit 3.1 to Norcraft Holdings, L.P.’s Registration Statement on Form S-4 filed on October 12, 2004).

3.2	Norcraft Holdings, L.P. Amended and Restated Agreement of Limited Partnership, dated as of October 21, 2003 (incorporated by reference to Exhibit 3.2 to Norcraft Holdings, L.P.’s Registration Statement on Form S-4 filed on October 12, 2004).

3.3	First Amendment to Amended and Restated Agreement of Limited Partnership of Norcraft Holdings, L.P., dated as of August 17, 2004 (incorporated by reference to Exhibit 3.3 to Norcraft Holdings, L.P.’s Registration Statement on Form S-4 filed on October 12, 2004)

3.4	Certificate of Incorporation of Norcraft Capital Corp. (incorporated by reference to Exhibit 3.4 to Norcraft Holdings, L.P.’s Registration Statement on Form S-4 filed on October 12, 2004).

3.5	By-Laws of Norcraft Capital Corp. (incorporated by reference to Exhibit 3.5 to Norcraft Holdings, L.P.’s Registration Statement on Form S-4 filed on October 12, 2004).

3.6	Certificate of Formation of Norcraft G.P., L.L.C. (incorporated by reference to Exhibit 3.5 to Norcraft Companies, L.P. Form S-4, filed on April 27, 2004).

3.7	Norcraft GP, L.L.C Amended and Restated Limited Liability Agreement, dated as of October 21, 2003 (incorporated by reference to Exhibit 3.6 to Norcraft Companies, L.P. Form S-4, filed on April 27, 2004).

4.1	Indenture with respect to the 9 3/4% Senior Discount Notes due 2012 between Norcraft Holdings, L.L.P, Norcraft Capital Corp. and U.S. Bank, National Association as Trustee, dated August 17, 2004 (incorporated by reference to Exhibit 4.1 to Norcraft Holdings, L.P.’s Registration Statement on Form S-4 filed on October 12, 2004).

4.2	Form of 9 3/4% Senior Discount Notes due 2012 (included in Exhibit 4.1).

4.3	Indenture with respect to the 9% Senior Subordinated Notes due 2011 between Norcraft Companies, L.P, Norcraft Finance Corp., the Guarantors names therein and U.S. Bank, National Association as Trustee, dated October 21, 2003 (incorporated by reference to Exhibit 4.1 to Norcraft Companies, L.P. Form S-4 filed on April 27, 2004).

4.4	Form of 9% Senior Subordinated Notes due 2011 (included in Exhibit 4.3).

10.3	Credit Agreement dated as of October 21, 2003, among Norcraft Companies, L.P., (as successor in interest to Norcraft Holdings, L.P.) the other Guarantors named therein, the lenders named therein and UBS Securities LLC, as Bookmanager and Lead Arranger, Wachovia Bank, National Association, as Syndication Agent, Wachovia Capital Markets, LLC as Swingline Lender and UBS AG, Stamford Branch, as Issuing Bank, Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.4 to Norcraft Holdings, L.P.’s Registration Statement on Form S-4 filed on August 3, 2004).

10.4	Amendment No. 1 to Credit Agreement, dated as of August 17, 2004, to the Credit Agreement, dated as of October 21, 2003 among Norcraft Companies, L.P., Norcraft Holdings, L.P., the other Guarantors party thereto and the Lenders party thereto, UBS AG, Stamford Branch, as Issuing Bank, Administrative Agent and Collateral Agent and UBS Securities LLC, as Bookmanager and Lead Arranger, Wachovia Bank, National Association, as Syndication Agent, Wachovia Capital Markets, LLC, as Co-Arranger, CIT Lending Services Corporation, as Documentation Agent, and UBS Loan Finance LLC, as Swingline Lender, is entered into by and among the Borrower and the several Lenders that have executed a signature page thereto (incorporated by reference to Exhibit 10.4 to Norcraft Holdings, L.P.’s Registration Statement on Form S-4 filed on October 12, 2004).

10.5	Assumption Agreement, dated as of August 13, 2004, made by Norcraft Intermediate Holdings, L.P., in favor of UBS AG, Stamford Branch, as Administrative Agent and Collateral Agent for the banks and other Lenders parties to the Credit Agreement, dated as of October 21, 2003, as amended (incorporated by reference to Exhibit 10.5 to Norcraft Holdings, L.P.’s Registration Statement on Form S-4 filed on October 12, 2004).

E-1

Exhibit	Description
10.6	Assignment of Interests, dated August 17, 2004, between Norcraft Holdings, L.P. and Norcraft Intermediate Holdings, L.P. (incorporated by reference to Exhibit 10.6 to Norcraft Holdings, L.P.’s Registration Statement on Form S-4 filed on October 12, 2004).

10.7	U.S. Security Agreement by Norcraft Companies, L.P., Norcraft Intermediate Holdings, L.P. (as successor in interest to Norcraft Holdings, L.P.), Norcraft Finance Corp., the Guarantors named therein and UBS AG, Stamford Branch, as Collateral Agent, dated as of October 21, 2003 (incorporated by reference to Exhibit 10.5 to Norcraft Companies, L.P.’s Form S-4 filed on April 27, 2004).

10.8	Canadian Security Agreement by Norcraft Canada Corporation and UBS AG, Stamford Branch, as Collateral Agent, dated as of October 21, 2003 (incorporated by reference to Exhibit 10.6 to Norcraft Companies, L.P. Form S-4, filed June 27, 2004).

10.9	Employment Letter, dated October 21, 2003, from Norcraft Holdings, L.P. to Mark Buller (incorporated by reference to Exhibit 10.7 to Norcraft Companies, L.P. Form S-4 filed on April 27, 2004).

10.10	Amendments to Employment Letter, dated August 17, 2004, from Norcraft Holdings, L.P. to Mark Buller (incorporated by reference to Exhibit 10.10 to Norcraft Holdings, L.P.’s Registration Statement on Form S-4 filed on June 25, 2004).

10.11	Norcraft Holdings, L.P. Amended and Restated Management Incentive Plan (incorporated by reference to Exhibit 10.11 to Norcraft Holdings, L.P.’s Registration Statement on Form S-4 filed on June 25, 2004).

10.12	Contribution Agreement, dated as of October 21, 2003 by and among Norcraft Holdings, L.P., Buller Norcraft Holdings, L.L.C., Mark Buller, David Buller, James, Buller, Phil Buller, Herb Buller and Erna Buller (incorporated by reference to Exhibit 10.14 to Norcraft Companies, L.P. Form S-4 filed on June 25, 2004).

10.13	Amendment to Contribution Agreement Letter, dated August 17, 2004, from Norcraft Holdings, L.P. to Buller Norcraft Holdings, L.L.C. (incorporated by reference to Exhibit 10.13 to Norcraft Holdings, L.P.’s Registration Statement on Form S-4 filed on June 25, 2004).

10.14	Management and Monitoring Agreement Letter, dated October 21, 2003, from Sanders Karp & Mergrue, LLC and Trimaran Fund Management L.L.C. to Norcraft Holdings, L.P. and Norcraft Companies, L.P. (incorporated by reference to Exhibit 10.14 to Norcraft Holdings, L.P.’s Registration Statement on Form S-4 filed on June 25, 2004).

10.16	Employment Letter, dated October 21, 2003, from Norcraft Companies, L.P. to Simon Solomon (incorporated by reference to Exhibit 10.10 to Norcraft Companies, L.P. Form S-4 filed on April 27, 2004).

10.17	Employment Letter, dated October 21, 2003, from Norcraft Companies, L.P. to John Swedeen (incorporated by reference to Exhibit 10.11 to Norcraft Companies, L.P. Form S-4 filed on April 27, 2004).

10.19 *	Employment Letter, dated December 1, 2005, from Norcraft Companies, L.P. to Kurt Wanninger.

10.20 *	Employment Letter, dated March 9, 2006, from Norcraft Companies, L.P. to David Romeo.

12.1 *	Statements re: Computation of Ratios.

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Norcraft Holdings, L.P.’s Registration Statement on Form S-4 filed on June 25, 2004).

31.1 *	Certification by Mark Buller pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification by Leigh Ginter pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification by Mark Buller pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification by Leigh Ginter pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

E-2