Form 10-Q
period 2006-06-30
Norcraft Holdings, L.P.; NORCRAFT COMPANIES LP
filed 2006-08-14
CIK 1305018, 1288248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

PART I. FINANCIAL INFORMATION

Item 1.

Consolidated Balance Sheets

(dollar amounts in thousands)

(unaudited)

	Norcraft Holdings, L.P.		Norcraft Companies, L.P.
ASSETS	June 30, 2006	December 31, 2005	June 30, 2006	December 31, 2005
Current assets:
Cash	$17,769	$933	$17,769	$933
Trade accounts receivable, net	43,880	37,015	43,880	37,015
Inventories	25,485	24,197	25,485	24,197
Prepaid expenses and other	1,566	1,921	1,566	1,921

Total current assets	88,700	64,066	88,700	64,066

Property, plant and equipment, net	36,728	36,485	36,728	36,485

Other assets:
Goodwill	148,459	148,459	148,459	148,459
Customer relationships, net	54,965	57,197	54,965	57,197
Brand names	49,000	49,000	49,000	49,000
Deferred financing costs, net	8,370	8,396	5,508	5,344
Display cabinets, net	9,197	8,443	9,197	8,443
Deposits	96	111	96	111

Total other assets	270,087	271,606	267,225	268,554

Total assets	$395,515	$372,157	$392,653	$369,105

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Book overdrafts payable	$—	$1,666	$—	$1,666
Accounts payable	14,117	10,817	14,117	10,817
Accrued expenses	22,489	20,537	22,489	20,537
Members’ distribution payable	470	—	470	—

Total current liabilities	37,076	33,020	37,076	33,020

Long-term debt	246,031	241,567	150,000	150,000

Commitments and contingencies	—	—	—	—

Members’ equity subject to put request	55,574	46,094	—	—

Members’ equity	56,834	51,476	205,577	186,085

Total liabilities and members’ equity	$395,515	$372,157	$392,653	$369,105

See notes to consolidated financial statements.

Consolidated Statements of Income

(dollar amounts in thousands)

(unaudited)

	Norcraft Holdings, L.P.
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net sales	$121,876	$104,087	$230,542	$196,041

Cost of sales	82,459	72,840	159,009	135,942

Gross profit	39,417	31,247	71,533	60,099

Selling, general and administrative expenses	20,707	16,685	38,523	31,719

Income from operations	18,710	14,562	33,010	28,380

Other expense (income):
Interest expense	5,640	5,893	11,229	11,784
Amortization of deferred financing costs	374	673	758	1,361
Other, net	22	112	74	112

	6,036	6,678	12,061	13,257

Net income	$12,674	$7,884	$20,949	$15,123

See notes to consolidated financial statements.

Consolidated Statements of Income

(dollar amounts in thousands)

(unaudited)

	Norcraft Companies, L.P.
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net sales	$121,876	$104,087	$230,542	$196,041

Cost of sales	82,459	72,840	159,009	135,942

Gross profit	39,417	31,247	71,533	60,099

Selling, general and administrative expenses	20,707	16,685	38,523	31,719

Income from operations	18,710	14,562	33,010	28,380

Other expense (income):
Interest expense	3,373	3,832	6,765	7,725
Amortization of deferred financing costs	278	585	568	1,187
Other, net	22	112	74	112

	3,673	4,529	7,407	9,024

Net income	$15,037	$10,033	$25,603	$19,356

See notes to consolidated financial statements.

Consolidated Statements of Changes in Members’ Equity and Comprehensive Income

(dollar amounts in thousands)

(unaudited)

	Norcraft Holdings, L.P.
	Members’ Equity	Accumulated other comprehensive income (loss)	Total comprehensive income (loss)
Balance, December 31, 2005	$51,476	$(130)

Issuance of members’ interest	1,715

Stock compensation expense	421

Accretion on members’ interest subject to put request	(9,480)

Repurchase of member’s interest	(315)

Member tax distributions declared	(7,988)

Cumulative translation adjustment	56	56	56

Net income	20,949		20,949

Total comprehensive income			$21,005

Balance, June 30, 2006	$56,834	$(74)

See notes to consolidated financial statements.

Consolidated Statements of Changes in Members’ Equity and Comprehensive Income

(dollar amounts in thousands)

(unaudited)

	Norcraft Companies, L.P.
	Members’ Equity	Accumulated other comprehensive income (loss)	Total comprehensive income (loss)
Balance, December 31, 2005	$186,085	$(130)

Issuance of member’s interest	1,715

Stock compensation expense	421

Repurchase of member’s interest	(315)

Member tax distributions declared	(7,988)

Cumulative translation adjustment	56	56	56

Net income	25,603		25,603

Total comprehensive income			$25,659

Balance, June 30, 2006	$205,577	$(74)

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(dollar amounts in thousands)

(unaudited)

	Norcraft Holdings, L.P.		Norcraft Companies, L.P.
	Six Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Cash flows from operating activities:
Net income	$20,949	$15,123	$25,603	$19,356
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment:	2,251	2,430	2,251	2,430
Amortization:
Customer relationships	2,232	2,233	2,232	2,233
Deferred financing costs	758	1,361	568	1,187
Display cabinets	2,696	1,945	2,696	1,945
Provision for uncollectible accounts receivable	562	298	562	298
Provision for obsolete and excess inventory	178	132	178	132
Provision for warranty claims	2,521	2,102	2,521	2,102
Accreted interest on senior notes	4,464	4,059	—	—
Stock compensation expense	421	127	421	127
(Gain) loss on sale of equipment	49	81	49	81
Change in operating assets and liabilities:
Accounts receivable	(7,454)	(4,916)	(7,454)	(4,916)
Inventories	(1,325)	(2,455)	(1,325)	(2,455)
Prepaid expenses and other	355	(9)	355	(9)
Other assets	17	1	17	1
Accounts payable and accrued liabilities	3,497	822	3,497	822

Net cash provided by operating activities	32,171	23,334	32,171	23,334

Cash flows from investing activities:
Proceeds from sale of property and equipment	54	16	54	16
Purchase of property, plant and equipment	(3,357)	(3,330)	(3,357)	(3,330)
Purchase of display cabinets	(3,450)	(3,071)	(3,450)	(3,071)

Net cash used in investing activities	(6,753)	(6,385)	(6,753)	(6,385)

Cash flows from financing activities:
Increase in financing costs	(732)	—	(732)	—
Payments on term loan	—	(14,500)	—	(14,500)
Book overdrafts payable	(1,666)	1,525	(1,666)	1,525
Proceeds from issuance of member interests	1,715	35	1,715	35
Repurchase of members’ interests	(315)	(290)	(315)	(290)
Tax distributions to members	(7,518)	(4,068)	(7,518)	(4,068)

Net cash used in financing activities	(8,516)	(17,298)	(8,516)	(17,298)

Effect of exchange rates on cash	(66)	(117)	(66)	(117)

Net increase in cash	16,836	(466)	16,836	(466)

Cash, beginning of the period	933	823	933	823

Cash, end of period	$17,769	$357	$17,769	$357

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$6,765	$7,675	$6,765	$7,675

Supplemental disclosure of non-cash transactions:
Tax distributions declared but not paid	$470	$330	$470	$330

Member interest repurchase declared but not paid	$—	$1,598	$—	$1,598

See notes to consolidated financial statements.

Norcraft Holdings, L.P.    Norcraft Companies L.P.

Notes to Consolidated Financial Statements

(in thousands)

(unaudited)

1.	Basis of Presentation

Norcraft Holdings L.L.C. was formed on August 21, 2003, as a Delaware limited liability company to acquire all the outstanding membership units of Norcraft Companies LLC. On October 10, 2003, Norcraft Holdings L.L.C. converted to a Delaware Limited Partnership and is now Norcraft Holdings, L.P. (“Holdings”). Holdings had no activity prior to its acquisition of Norcraft Companies LLC on October 21, 2003 (“the Acquisition”). Concurrent with the Acquisition, Norcraft Companies LLC converted to a Delaware Limited Partnership and is now Norcraft Companies, L.P. (“Norcraft”); Norcraft a separate public reporting company, is a 100% owned indirect subsidiary of Holdings. Holdings and Norcraft are collectively referred to as the “Company”.

The consolidated financial statements of Holdings include the accounts of its 100% owned subsidiary, Norcraft Intermediate Holdings, L.P., whose sole assets are Norcraft and Norcraft Capital Corp. In August 2004, Holdings and Norcraft Capital Corp. issued $118.0 million of 9 3/4% senior discount notes generating gross proceeds of $80.3 million. Holdings and Norcraft Capital Corp. are the sole obligors of these notes. The net proceeds of this offering were used to make a distribution to Holdings’ limited partners. Other than this debt obligation, related deferred issuance costs, and related interest and amortization expense, all other assets, liabilities, income, expenses and cash flows of the consolidated financial statements of Holdings presented for all periods represent those of its wholly-owned subsidiary Norcraft.

Unless separately stated, the notes herein relate to both Holdings and Norcraft.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the interim consolidated financial statements and accompanying notes included herein should be read in conjunction with the more detailed information contained in the Company’s annual report on form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission. The unaudited interim consolidated financial statements as of June 30, 2006 and 2005 and for the three and six months ended June 30, 2006 and 2005 include all normal recurring adjustments which management considers necessary for the fair presentation of financial position, results of operations and cash flows for the interim periods.

2.	Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for stock-based compensation using the minimum value method prescribed in Statement of Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” On January 1, 2006, the Company adopted SFAS No. 123 (Revised 2004) Share-Based Payments (“SFAS No. 123R”), using the prospective transition method, which requires the application of the accounting standard on the first day of the Company’s fiscal year 2006 for grants issued or modified subsequent to the date of adoption.

Holdings has a Management Incentive Plan, (the “Plan”) which provides for the grants of incentive Class D limited partnership units (the “Class D Units”) in Holdings to selected employees of the Company. Under the terms of the Plan the Class D Units begin to vest on the December 31 following the date of grant with 50% of the Class D Units time-vesting over a 5 year period and 50% vesting over a 5 year period subject to the Company meeting certain performance based criteria in each of those years. Upon vesting, each Class D Unit entitles the unit holder the option to purchase one Class A limited partnership interest in Holdings. All Class D Units will be issued with an exercise price equal to the then fair value of Holdings’ Class A limited partnership units.

The fair value of the Class D Units granted is based on the Black-Scholes option-pricing model. Upon adoption of SFAS No. 123R the Company is required to incorporate a volatility factor in the fair value calculation. The volatility factor is developed through the use of a sample of peer group companies. The peer group consists of publicly-traded companies that operate in the Company’s same industry. The Company granted 2,094,210 (of which 60,000 were granted in the three months ended June 30, 2006) incentive Class D membership units during the six months ended June 30, 2006, the fair value of which was determined to be $1.6 million.

Compensation expense related to Class D Units was $0.4 and $0.2 million for the three and six months ended June 30, 2006, respectively, and $0.08 and $0.13 million for the three and six months ended June 30, 2005, respectively.

The following table sets forth information about the fair value of the Class D Unit grant on the date of grant using the Black-Scholes option-pricing model and the weighted average assumptions used for such grant:

	As of June 30, 2006	As of December 31, 2005
Weighted-average fair value of Class D Units granted	$0.78	$0.58
Dividend yield	0.0%	0.0%
Risk-free interest rate	4.51%	3.68%
Volatility	34.3%	0.0%
Expected lives	4.64	4.00

A summary of Class D Unit activity under the Plan is as follows:

	Six Months Ended June 30, 2006
	Units	Weighted-Average Exercise Price
Beginning balance	4,386,217	$0.45
Granted	2,094,210	$2.05

Ending balance	6,480,427	$0.96

Exercisable balance	1,801,675	$0.49

The intrinsic values of the issued and exercisable Class D Units at June 30, 2006 were $8.9 million and $3.3 million, respectively.

3.	Trade Accounts Receivable

Trade accounts receivable consists of the following:

	June 30, 2006	December 31, 2005
Trade accounts receivable, gross	$45,465	$38,235
Less: Allowance for uncollectible accounts	(1,585)	(1,220)

	$43,880	$37,015

4.	Inventories

Inventories consist of the following:

	June 30, 2006	December 31, 2005
Raw materials and supplies	$12,625	$11,982
Work in process	6,458	7,231
Finished goods	6,402	4,984

	$25,485	$24,197

5.	Intangible assets

Amortizable intangible assets consist of the following:

	Norcraft Holdings, L.P.
	June 30, 2006		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$67,000	$(12,035)	$67,000	$(9,803)
Deferred financing costs	16,360	(7,990)	15,628	(7,232)

Total	$83,360	$(20,025)	$82,628	$(17,035)

	Norcraft Companies, L.P.
	June 30, 2006		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$67,000	$(12,035)	$67,000	$(9,803)
Deferred financing costs	12,827	(7,319)	12,095	(6,751)

Total	$79,827	$(19,354)	$79,095	$(16,554)

Intangible assets not subject to amortization consist of the following:

	June 30, 2006	December 31, 2005
Goodwill	$148,459	$148,459
Brand names	49,000	49,000

Total	$197,459	$197,459

There were no impairment losses or other gains and losses on disposal of intangible assets for the six months ended June 30, 2006 and 2005.

6.	Accrued expenses

Accrued expenses consist of the following:

	June 30, 2006	December 31, 2005
Salaries, wages and employee benefits	$8,705	$8,573
Commissions, rebates and marketing programs	4,916	4,430
Interest	2,250	2,250
Other	6,618	5,284

	$22,489	$20,537

Product warranty activity is as follows:

	June 30, 2006	June 30, 2005
Beginning Balance – December 31	$843	$520
Accruals for warranties – current	2,521	2,102
Settlements made during the period	(2,370)	(2,017)

Ending Balance – June 30	$994	$605

Product warranty is a component of the “Other” category in the accrued expenses table above.

7.	Long-term debt

Long-term debt consists of the following:

	Norcraft Holdings, L.P.		Norcraft Companies, L.P.
	June 30, 2006	December 31, 2005	June 30, 2006	December 31, 2005
Senior subordinated notes payable (due in 2011 with semi-annual interest payments at 9%)	$150,000	$150,000	$150,000	$150,000
Senior discount notes payable (due in 2012 with interest accreting at 9.75%)	96,031	91,567	—	—

Long term debt	$246,031	$241,567	$150,000	$150,000

Senior Credit Facility

On October 21, 2003, concurrent with the Acquisition, Norcraft Companies, L.P. entered into a $70.0 million senior credit facility with a third party for up to $25.0 million in available revolving funds and a $45.0 million term loan with an original maturity of October 21, 2008 (the “Original Agreement”). Advance debt payments were made on this term loan, and it was repaid in full during 2005.

On May 2, 2006, the Company entered into an amended and restated credit facility (the “Amended Agreement”) with the same parties as the Original Agreement. The Amended Agreement increased the availability of the credit facility from $25.0 million to $60.0 million and also modified the related interest rate and certain covenants as described further below.

The Original Agreement provided for a $25.0 million revolving credit facility and a $45.0 million term loan facility. The Amended Agreement provides for a revolving credit facility with maximum borrowings of $60.0 million and no term loan facility.

Borrowings under the amended revolving credit facility are available until its maturity for use for general corporate purposes, including acquisitions of assets and capital stock of other companies, to the extent permitted by the Amended Agreement. The amended revolving credit facility matures on May 2, 2011 and has no scheduled amortization or commitment reductions.

Borrowings under the Amended Agreement bear interest at a variable interest rate based on either an adjusted LIBOR rate or an alternate base rate plus an applicable margin of 1.75% and 0.75%, respectively. The applicable margin percentage will be subject to adjustment in the future based on the ratio of Norcraft’s consolidated indebtedness to its consolidated EBITDA. On the last day of each calendar quarter, Norcraft is required to pay each lender under the Amended Agreement a 0.375% per annum commitment fee in respect of any unused commitments of such lender under the revolving loan facility.

The Amended Agreement includes customary representations and warranties and affirmative and negative covenants substantially similar to those in the Original Agreement. The Amended Agreement contains covenants, which, among other things, limit: (i) additional indebtedness; (ii) dividends; (iii) capital expenditures and (iv) acquisitions, mergers and consolidations. The Amended Agreement also contains certain financial covenants, including maximum leverage ratio, minimum interest coverage ratio and minimum fixed charge coverage ratio. Indebtedness under the Amended Agreement is secured by substantially all of Norcraft’s assets, including its real and personal property, inventory, accounts receivable, intellectual property and other intangibles. In addition, the Amended Agreement is guaranteed by Intermediate Holdings and secured by its assets (including Norcraft’s equity interests), as well as guaranteed by and secured by the equity interests and substantially all of the assets of Norcraft’s subsidiaries.

The Amended Agreement also contains customary events of default, and upon the occurrence of such events of default, the outstanding obligations under the Amended Agreement may be accelerated and become due and payable immediately.

Approximately $5.0 million of letters of credit were outstanding at June 30, 2006 and December 31, 2005. The total available credit under the revolver at June 30, 2006 and December 31, 2005 was $55.0 million and $20.0 million, respectively. No amounts were outstanding under the senior credit facility at December 31, 2005 or June 30, 2006.

Senior Subordinated Notes

On October 21, 2003, concurrent with the Acquisition, an offering of $150 million, 9% senior subordinated notes (the “Senior Subordinated Notes”) due in 2011 was completed by Norcraft Companies, L.P. and Norcraft Finance Corp., as co-issuers. Interest payments are required semiannually on May 1 and November 1, and began on May 1, 2004. The Senior Subordinated Notes are subordinated to all existing and future senior debt, including indebtedness under the senior credit facility.

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

Additionally, the terms of the indenture governing the Senior Subordinated Notes limit the Company’s ability to, among other things, incur additional indebtedness, dispose of assets, make acquisitions, make other investments, pay dividends and make various other payments. The terms also include cross-default provisions. The indenture also contains certain financial covenants including maximum leverage ratio, minimum interest coverage ratio and minimum fixed charge coverage ratio. The Company was in compliance with these financial covenants at June 30, 2006.

Holdings Senior Discount Notes

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

Additionally, the terms of the indenture governing the Senior Notes limit Holdings’ ability to, among other things, incur additional indebtedness, dispose of assets, make acquisitions, make other investments, pay dividends and make various other payments. The terms also include cross-default provisions. The indenture also contains certain financial covenants including maximum leverage ratio, minimum interest coverage ratio and minimum fixed charge coverage ratio. The Company was in compliance with these financial covenants at June 30, 2006.

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

The following represents certain condensed consolidating financial information as of June 30, 2006 and December 31, 2005 and for the periods ended June 30, 2006 and 2005 for the issuers and for Norcraft Canada Corporation, a wholly-owned subsidiary of Norcraft Companies, L.P., which fully and unconditionally guarantees the senior subordinated notes. In addition, the terms and conditions of the Senior Subordinated Notes limit Norcraft Companies, L.P.’s ability to pay dividends or other payments to Norcraft Holdings, L.P. In this regard, the net assets of Norcraft are deemed to be restricted assets of Holdings. As such, condensed financial information for Norcraft Holdings, L.P. is also presented.

CONDENSED CONSOLIDATING BALANCE SHEETS

As of June 30, 2006

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Elim- inations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Elim- inations	Consolidated Norcraft Holdings, L.P.
Current Assets	$86,567	$—	$2,133	$—	$88,700	$—	$—	$88,700
Property, plant & equipment	32,240	—	4,488	—	36,728	—	—	36,728
Investments in subsidiary	2,228	—	—	(2,228)	—	205,577	(205,577)	—
Other assets	270,777	—	213	(3,765)	267,225	2,862	—	270,087

Total assets	$391,812	$—	$6,834	$(5,993)	$392,653	$208,439	$(205,577)	$395,515

Current liabilities	$36,235	$—	$841	$—	$37,076	$—	$—	$37,076
Long-term debt	150,000	—	3,765	(3,765)	150,000	96,031	—	246,031
Members’ equity subject to put request	—	—	—	—	—	55,574	—	55,574
Member’s equity	205,577	—	2,228	(2,228)	205,577	56,834	(205,577)	56,834

Total liabilities & member’s equity	$391,812	$—	$6,834	$(5,993)	$392,653	$208,439	$(205,577)	$395,515

As of December 31, 2005

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Elim- inations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Elim- inations	Consolidated Norcraft Holdings, L.P.
Current Assets	$62,207	$—	$1,859	$—	$64,066	$—	$—	$64,066
Property, plant & equipment	31,958	—	4,527	—	36,485	—	—	36,485
Investments in subsidiary	2,099	—	—	(2,099)	—	186,085	(186,085)	—
Other assets	272,242	—	213	(3,901)	268,554	3,052	—	271,606

Total assets	$368,506	$—	$6,599	$(6,000)	$369,105	$189,137	$(186,085)	$372,157

Current liabilities	$32,421	$—	$599	$—	$33,020	$—	$—	$33,020
Long-term debt	150,000	—	3,901	(3,901)	150,000	91,567	—	241,567
Members’ equity subject to put request	—	—	—	—	—	46,094	—	46,094
Member’s equity	186,085	—	2,099	(2,099)	186,085	51,476	(186,085)	51,476

Total liabilities & member’s equity	$368,506	$—	$6,599	$(6,000)	$369,105	$189,137	$(186,085)	$372,157

(1)	Co-issuers

CONDENSED CONSOLIDATING INCOME STATEMENTS

For the Three Months Ended June 30, 2006

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Elim- inations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Elim- inations	Consolidated Norcraft Holdings, L.P.
Net sales	$121,876	$—	$4,860	$(4,860)	$121,876	$—	$—	$121,876
Cost of sales	82,591	—	4,728	(4,860)	82,459	—	—	82,459

Gross profit	39,285	—	132	—	39,417	—	—	39,417
Equity in earnings of subsidiary	10	—	—	(10)	—	15,037	(15,037)	—
Selling, general and administrative expenses	20,585	—	122	—	20,707	—	—	20,707

Income (loss) from operations	18,710	—	10	(10)	18,710	15,037	(15,037)	18,710
Other expense:
Interest expense	3,373	—	—	—	3,373	2,267	—	5,640
Amortization of deferred financing	278	—	—	—	278	96	—	374
Other, net	22	—	—	—	22	—	—	22

	3,673	—	—	—	3,673	2,363	—	6,036

Net income	$15,037	$—	$10	$(10)	$15,037	$12,674	$(15,037)	$12,674

For the Three Months Ended June 30, 2005

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Elim- inations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Elim- inations	Consolidated Norcraft Holdings, L.P.
Net sales	$104,087	$—	$3,606	$(3,606)	$104,087	$—	$—	$104,087
Cost of sales	73,121	—	3,325	(3,606)	72,840	—	—	72,840

Gross profit	30,966	—	281	—	31,247	—	—	31,247
Equity in earnings of subsidiary	191	—	—	(191)	—	10,033	(10,033)	—
Selling, general and administrative expenses	16,595	—	90	—	16,685	—	—	16,685

Income (loss) from operations	14,562	—	191	(191)	14,562	10,033	(10,033)	14,562
Other expense:
Interest expense	3,832	—	—	—	3,832	2,061	—	5,893
Amortization of deferred financing	585	—	—	—	585	88	—	673
Other, net	112	—	—	—	112	—	—	112

	4,529	—	—	—	4,529	2,149	—	6,678

Net income	$10,033	$—	$191	$(191)	$10,033	$7,884	$(10,033)	$7,884

CONDENSED CONSOLIDATING INCOME STATEMENTS

For the Six Months Ended June 30, 2006

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Elim- inations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Elim- inations	Consolidated Norcraft Holdings, L.P.
Net sales	$230,542	$—	$9,340	$(9,340)	$230,542	$—	$—	$230,542
Cost of sales	159,346	—	9,003	(9,340)	159,009	—	—	159,009

Gross profit	71,196	—	337	—	71,533	—	—	71,533
Equity in earnings of subsidiary	72	—	—	(72)	—	25,603	(25,603)	—
Selling, general and administrative expenses	38,278	—	245	—	38,523	—	—	38,523

Income (loss) from operations	32,990	—	92	(72)	33,010	25,603	(25,603)	33,010
Other expense:
Interest expense	6,765	—	—	—	6,765	4,464	—	11,229
Amortization of deferred financing	568	—	—	—	568	190	—	758
Other, net	54	—	20	—	74	—	—	74

	7,387	—	20	—	7,407	4,654	—	12,061

Net income	$25,603	$—	$72	$(72)	$25,603	$20,949	$(25,603)	$20,949

For the Six Months Ended June 30, 2005

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Elim- inations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Elim- inations	Consolidated Norcraft Holdings, L.P.
Net sales	$196,041	$—	$5,794	$(5,794)	$196,041	$—	$—	$196,041
Cost of sales	136,277	—	5,459	(5,794)	135,942	—	—	135,942

Gross profit	59,764	—	335	—	60,099	—	—	60,099
Equity in earnings of subsidiary	167	—	—	(167)	—	19,356	(19,356)	—
Selling, general and administrative expenses	31,551	—	168	—	31,719	—	—	31,719

Income (loss) from operations	28,380	—	167	(167)	28,380	19,356	(19,356)	28,380
Other expense:
Interest expense	7,725	—	—	—	7,725	4,059	—	11,784
Amortization of deferred financing	1,187	—	—	—	1,187	174	—	1,361
Other, net	112	—	—	—	112	—	—	112

	9,024	—	—	—	9,024	4,233	—	13,257

Net income	$19,356	$—	$167	$(167)	$19,356	$15,123	$(19,356)	$15,123

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2006

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Elim- inations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Elim- inations	Consolidated Norcraft Holdings, L.P.
Cash flows from operating activities	$31,778	$—	$393	$—	$32,171	$—	$—	$32,171
Cash flows from investing activities	(6,406)	—	(211)	(136)	(6,753)	6,118	(6,118)	(6,753)
Cash flows from financing activities	(8,516)	—	(136)	136	(8,516)	(6,118)	6,118	(8,516)
Cumulative translation adjustment	—	—	(66)	—	(66)	—	—	(66)

Net increase (decrease) in cash	16,856	—	(20)	—	16,836	—	—	16,836
Cash, beginning of period	854	—	79	—	933	—	—	933

Cash, end of period	$17,710	$—	$59	$—	$17,769	$—	$—	$17,769

For the Six Months Ended June 30, 2005

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Elim- inations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Elim- inations	Consolidated Norcraft Holdings, L.P.
Cash flows from operating activities	$23,272	$—	$62	$—	$23,334	$—	$—	$23,334
Cash flows from investing activities	(6,398)	—	(267)	280	(6,385)	4,323	(4,323)	(6,385)
Cash flows from financing activities	(17,298)	—	280	(280)	(17,298)	(4,323)	4,323	(17,298)
Cumulative translation adjustment	—	—	(117)	—	(117)	—	—	(117)

Net decrease (increase) in cash	(424)	—	(42)	—	(466)	—	—	(466)
Cash, beginning of period	664	—	159	—	823	—	—	823

Cash, end of period	$240	$—	$117	$—	$357	$—	$—	$357

(1)	Co-issuers

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

Company Overview

The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and the accompanying notes included elsewhere in this quarterly report. Additionally, the following discussion should be read together with the Selected Financial Data and our consolidated financial statements and the accompanying notes included in our 2005 annual report on Form 10-K.

All of our operations are conducted through Norcraft Companies, L.P. (“Norcraft”). Norcraft is a wholly-owned subsidiary of Norcraft Holdings, L.P., (“Holdings”). The words “Company”, “we”, “us”, and “our” refer to Holdings together with Norcraft.

We continue to experience significant organic sales growth due to industry growth and increased market share. Our profitability at the gross margin level has also grown, but was offset by material price increases in our industry and transportation cost increases. Profitability levels for Norcraft at the net income level have improved relative to prior-year periods because of the items discussed above, leveraged selling, general and administrative expenses and reduced interest expense.

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

Results of Operations

The following tables outline for the periods indicated, selected operating data as a percentage of net sales.

	Norcraft Holdings, L.P.
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	67.7%	70.0%	69.0%	69.3%

Gross profit	32.3%	30.0%	31.0%	30.7%
Selling, general and administrative expenses	17.0%	16.0%	16.7%	16.2%

Income from operations	15.3%	14.0%	14.3%	14.5%

Interest expense	4.6%	5.7%	4.9%	6.0%
Amortization of deferred financing costs	0.3%	0.6%	0.3%	0.7%
Other, net	0.0%	0.1%	0.0%	0.1%

Net income	10.4%	7.6%	9.1%	7.7%

	Norcraft Companies, L.P.
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	67.7%	70.0%	69.0%	69.3%

Gross profit	32.3%	30.0%	31.0%	30.7%
Selling, general and administrative expenses	17.0%	16.0%	16.7%	16.2%

Income from operations	15.3%	14.0%	14.3%	14.5%

Interest expense	2.8%	3.7%	2.9%	3.9%
Amortization of deferred financing costs	0.2%	0.6%	0.2%	0.6%
Other, net	0.0%	0.1%	0.0%	0.1%

Net income	12.3%	9.6%	11.2%	9.9%

Three Months Ended June 30, 2006 Compared with Three Months Ended June 30, 2005

Net Sales. Net sales increased by $17.8 million, or 17.1%, from $104.1 million for the three months ended June 30, 2005 to $121.9 million for the same period of 2006. Each division contributed to the strong growth in sales with Mid Continent making up over half of the overall increase in net sales, StarMark making up just over a quarter, and UltraCraft making up the remainder. As the housing market grew, Norcraft has been able to capture a larger share of the market in each division, due to our ability to deliver innovative, quality products on time. We also implemented price increases which contributed approximately 3.0% of the total increase in sales.

Cost of Sales. Cost of sales increased by $9.7 million, or 13.2%, from $72.8 million for the three months ended June 30, 2005 to $82.5 million for same period of 2006. The increase was primarily attributable to our increased sales volume. Cost of sales as a percentage of net sales decreased from 70.0% for the three months ended June 30, 2005 to 67.7% for the same period of 2006.

Gross Profit. Gross profit increased by $8.2 million, or 26.1%, from $31.2 million for the three months ended June 30, 2005 to $39.4 million for the same period of 2006. Gross profit as a percentage of net sales increased from 30.0% for the three months ended June 30, 2005 to 32.3% for the same period of 2006. Gross profit was positively impacted by production efficiencies and an increase in average selling price. This increase was partially offset by increased freight costs and material prices.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $4.0 million, or 24.1%, from $16.7 million for the three months ended June 30, 2005 to $20.7 million for the same period of 2006. Selling, general and administrative expenses were $3.3 million higher than the prior-year period because of increased sales and marketing expense to generate new customers, market our new products, and support our increased sales volume. The remaining increase in selling, general and administrative expenses was in administrative costs that indirectly support our increased sales volume. Selling, general and administrative expenses as a percentage of net sales increased from 16.0% for the three months ended June 30, 2005 to 17.0% for the same period of 2006.

Income from Operations. Income from operations increased by $4.1 million, or 28.5%, from $14.6 million for the three months ended June 30, 2005 compared to $18.7 million for the same period of 2006. The increase in income from operations was a result of factors described above. Income from operations as a percentage of net sales increased from 14.0% for the three months ended June 30, 2005 to 15.3% for the same period of 2006.

Interest, Amortization of Deferred Financing Fees, and Other Expenses. Holdings’ consolidated interest, amortization of deferred financing fees, and other expenses decreased by $0.7 million, or 9.6%, from $6.7 million for the three months ended June 30, 2005 to $6.0 million for the same period of 2006. Interest expense decreased $0.3 million from decreased indebtedness, due to the early payment of the term loan in 2005. The average debt balances were $244.9 million and $255.9 during the three months ended June 30, 2006 and 2005, respectively. The borrowing rates on the Senior Subordinated Notes and the Senior Notes are fixed at 9.0% and 9.75%, respectively. Amortization of deferred financing charges decreased $0.3 million during the three months ended June 30, 2006 and compared to the three months ended June 30, 2005, due to the accelerated pay-down of the term note in 2005. Interest, amortization of deferred financing fees, and other expenses for Holdings as a percentage of net sales decreased from 6.4% for the three months ended June 30, 2005 to 4.9% for the same period of 2006.

Interest, amortization of deferred financing fees, and other expenses decreased for Norcraft by $0.8 million, or 18.9%, from $4.5 million for the three months ended June 30, 2005 to $3.7 million for the same period of 2006. Interest, amortization of deferred financing fees, and other expenses for Norcraft as a percentage of net sales decreased from 4.4% for the three months ended June 30, 2005 to 3.0% for the same period of 2006.

Net Income. Holdings’ net income increased $4.8 million from $7.9 million for the three months ended June 30, 2005 to $12.7 million for the same period of 2006, for the reasons described above. Net income as a percentage of net sales for Holdings increased from 7.6% for the three months ended June 30, 2005 to 10.4% for the same period of 2006.

Norcraft’s net income increased $5.0 million from $10.0 million for the three months ended June 30, 2005 to $15.0 million for the same period of 2006, for the reasons described above. Net income as a percentage of net sales for Norcraft increased from 9.6% for the three months ended June 30, 2005 to 12.3% for the same period of 2006.

Six Months Ended June 30, 2006 Compared with Six Months Ended June 30, 2005

Net Sales. Net sales increased by $34.5 million, or 17.6%, from $196.0 million for the six months ended June 30, 2005 to $230.5 million for the same period of 2006. Each division contributed to the strong growth in sales with Mid Continent making up over half of the overall increase in net sales, StarMark making up over a quarter, and UltraCraft making up the remainder. As the housing market grew, Norcraft has been able to capture a larger share of the market in each division, due to our ability to deliver innovative, quality products on time. During the period, we implemented price increases which contributed approximately 2.0% of the total increase in sales.

Cost of Sales. Cost of sales increased by $23.1 million, or 17.0%, from $135.9 million for the six months ended June 30, 2005 to $159.0 million for same period of 2006. The increase was primarily attributable to our increased sales volume. Cost of sales as a percentage of net sales decreased from 69.3% for the six months ended June 30, 2005 to 69.0% for the same period of 2006.

Gross Profit. Gross profit increased by $11.4 million, or 19.0%, from $60.1 million for the six months ended June 30, 2005 to $71.5 million for the same period of 2006. Gross profit as a percentage of net sales increased from 30.7% for the six months ended June 30, 2005 to 31.0% for the same period of 2006. Gross profit was positively impacted by production efficiencies and an increase in average selling price. This increase was partially offset by increased freight costs and material prices. Effective on January 1, 2005, Norcraft changed its vacation policy. This change resulted in adjustments which increased gross profit by approximately $1.3 million, and increased gross profit as a percent of net sales by approximately 1.0% for the six months ended June 30, 2005.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $6.8 million, or 21.5%, from $31.7 million for the six months ended June 30, 2005 to $38.5 million for the same period of 2006. Effective on January 1, 2005, Norcraft changed its vacation policy. This change resulted in adjustments which decreased selling, general and administrative expenses by approximately $0.4 million for the six months ended June 30, 2005. Selling, general and administrative expenses were $5.1 million higher than the prior-year period because of increased sales and marketing expense to generate new customers, market our new products, and support our increased sales volume. The remaining increase in selling, general and administrative expenses was in administrative costs that indirectly support our increased sales volume. Selling, general and administrative expenses as a percentage of net sales increased from 16.2% for the six months ended June 30, 2005 to 16.7% for the same period of 2006.

Income from Operations. Income from operations increased by $4.6 million, or 16.3%, from $28.4 million for the six months ended June 30, 2005 compared to $33.0 million for the same period of 2006. The increase in income from operations was a result of factors described above. Income from operations as a percentage of net sales decreased from 14.5% for the six months ended June 30, 2005 to 14.3% for the same period of 2006.

Interest, Amortization of Deferred Financing Fees, and Other Expenses. Holdings’ consolidated interest, amortization of deferred financing fees, and other expenses decreased by $1.2 million, or 9.0%, from $13.3 million for the six months ended June 30, 2005 to $12.1 million for the same period of 2006. Interest expense decreased $0.6 million from decreased indebtedness, due to the early payment of the term loan in 2005. The average debt balances were $243.8 million and $258.5 during the six months ended June 30, 2006 and 2005, respectively. The borrowing rates on the Senior Subordinated Notes and the Senior Notes are fixed at 9.0% and 9.75%, respectively. Amortization of deferred financing charges decreased $0.6 million during the six months ended June 30, 2006 and compared to the six months ended June 30, 2005, due to the accelerated pay-down of the term note in 2005. Interest, amortization of deferred financing fees, and other expenses for Holdings as a percentage of net sales decreased from 6.8% for the six months ended June 30, 2005 to 5.2% for the same period of 2006.

Interest, amortization of deferred financing fees, and other expenses decreased for Norcraft by $1.6 million, or 17.9%, from $9.0 million for the six months ended June 30, 2005 to $7.4 million for the same period of 2006. Interest, amortization of deferred financing fees, and other expenses for Norcraft as a percentage of net sales decreased from 4.6% for the six months ended June 30, 2005 to 3.1% for the same period of 2006.

Net Income. Holdings’ net income increased $5.8 million from $15.1 million for the six months ended June 30, 2005 to $20.9 million for the same period of 2006, for the reasons described above. Net income as a percentage of net sales for Holdings increased from 7.7% for the six months ended June 30, 2005 to 9.1% for the same period of 2006.

Norcraft’s net income increased $6.2 million from $19.4 million for the six months ended June 30, 2005 to $25.6 million for the same period of 2006, for the reasons described above. Net income as a percentage of net sales for Norcraft increased from 9.9% for the six months ended June 30, 2005 to 11.2% for the same period of 2006.

Liquidity and Capital Resources

Our primary cash needs are working capital, capital expenditures, display cabinets, tax distributions, and debt service. We finance these cash requirements through internally-generated cash flow and, if necessary, funds borrowed under our credit facility.

Cash provided by operating activities was $32.2 million for the six months ended June 30, 2006, compared with $23.3 million for the same period of 2005, an increase of $8.9 million. The increase was primarily due to the increase in net income of $5.8 million, complimented by the change in operating liabilities of $2.7 million and offset by the change in operating assets of $1.0 million.

Cash used in investing activities was $6.8 million for the six months ended June 30, 2006, compared with $6.4 million for the same period of 2005, an increase of $0.4 million. Capital expenditures were $3.4 million for the six months ended June 30, 2006, compared with $3.3 million for the same period of 2005, an increase of $0.1 million. Additionally, expenditures for display cabinets were $3.5 million for the six months ended June 30, 2006, compared with $3.1 million for the same period of 2005, an increase of $0.4 million.

Cash used in financing activities was $8.5 million for the six months ended June 30, 2006, compared with $17.3 million used in the same period of 2005, a decrease of $8.8 million. This decrease was primarily due to prepayments on the term loan, which were $14.5 million for the six months ended June 30, 2005. The term loan was paid in full during 2005; therefore there were no term loan payments during the six months ended June 30, 2006. Additionally, the change in book overdrafts payable was a decrease of $1.7 million for the six months ended June 30, 2006, as compared to an increase of $1.5 million during the six months ended June 30, 2005.

We anticipate that the funds generated by operations and funds available under our new amended revolving credit facility will be sufficient to meet working capital requirements, make required member tax distributions, and to finance capital expenditures over the next several years. There can be no assurance, however, that our business will generate sufficient cash flow from operations, that anticipated net sales growth and operating improvements will be realized or that future borrowings will be available under our senior credit facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs.

Taxes; Distributions to our Limited Partners

We are a limited partnership. As such, our income is allocated to our limited partners for inclusion in their respective tax returns. Accordingly, no liability or provision for Federal income taxes and deferred income taxes attributable to our operations are included in our financial statements. We are subject to various state and local taxes.

Norcraft’s senior credit facility and the indenture governing the Senior Subordinated Notes significantly restrict Norcraft and its subsidiaries from paying dividends and otherwise transferring assets to Holdings. Norcraft may, however, make distributions to Holdings, subject to certain limitations, to permit it to make further distributions to its equity holders to pay taxes on our net income allocated to them. There was $7.5 million of tax distribution paid for the six months ended June 30, 2006.

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

Item 3. Quantitative and Qualitative Disclosures of Market Risk

As of June 30, 2006, the Company had a $60.0 million revolving credit facility which has a variable rate of interest and has the potential to expose the Company to fluctuations in the interest rate market. However, as of June 30, 2006, there were no borrowings under this facility. We have no interest rate swap agreements. The available credit under this revolver is reduced by any outstanding letters of credit. Approximately $5.0 million of letters of credit were outstanding at June 30, 2006.

Item 4. Controls and Procedures

The Company’s management, with the participation of the Company’s Principal Executive Officer and Chief Accounting Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2006. Based on that evaluation, the Company’s Principal Executive Officer and Chief Accounting Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2006 were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There have not been any changes in Holdings’ internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during Holdings’ fiscal quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, Holdings’ internal control over financial reporting.

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

NORCRAFT HOLDINGS, L.P.
(Registrant)

NORCRAFT COMPANIES, L.P.
(Registrant)

/s/ Mark Buller	/s/ Leigh Ginter
Mark Buller	Leigh Ginter
Chief Executive Officer	Chief Financial Officer

Date: August 14, 2006 Signing on behalf of the Registrant and as principal Officer	Date: August 14, 2006 Signing on behalf of the Registrant and as principal accounting officer