Form 10-Q
period 2006-09-30
Norcraft Holdings, L.P.; NORCRAFT COMPANIES LP
filed 2006-11-14
CIK 1305018, 1288248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

PART I. FINANCIAL INFORMATION

Item 1.

Consolidated Balance Sheets

(dollar amounts in thousands)

(unaudited)

	Norcraft Holdings, L.P.		Norcraft Companies, L.P.
	September 30, 2006	December 31, 2005	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash	$36,410	$933	$36,410	$933
Trade accounts receivable, net	40,554	37,015	40,554	37,015
Inventories	25,339	24,197	25,339	24,197
Prepaid expenses and other	1,026	1,921	1,026	1,921

Total current assets	103,329	64,066	103,329	64,066

Property, plant and equipment, net	37,090	36,485	37,090	36,485

Other assets:
Goodwill	148,459	148,459	148,459	148,459
Customer relationships, net	53,848	57,197	53,848	57,197
Brand names	49,000	49,000	49,000	49,000
Deferred financing costs, net	8,028	8,396	5,265	5,344
Display cabinets, net	8,985	8,443	8,985	8,443
Other	277	111	277	111

Total other assets	268,597	271,606	265,834	268,554

Total assets	$409,016	$372,157	$406,253	$369,105

LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Book overdrafts payable	$—	$1,666	$—	$1,666
Accounts payable	12,471	10,817	12,471	10,817
Accrued expenses	29,176	20,537	29,176	20,537
Members' distribution payable	740	—	740	—

Total current liabilities	42,387	33,020	42,387	33,020

Long-term debt	254,213	241,567	150,000	150,000

Commitments and contingencies	—	—	—	—

Members’ equity subject to put request	53,962	46,094	—	—

Members' equity	58,454	51,476	213,866	186,085

Total liabilities and members' equity	$409,016	$372,157	$406,253	$369,105

See notes to consolidated financial statements.

Consolidated Statements of Income

(dollar amounts in thousands)

(unaudited)

	Norcraft Holdings, L.P.
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net sales	$114,044	$105,630	$344,586	$301,671

Cost of sales	76,675	74,160	235,684	210,102

Gross profit	37,369	31,470	108,902	91,569

Selling, general and administrative expenses	19,235	15,998	57,758	47,717

Income from operations	18,134	15,472	51,144	43,852

Other expense (income):
Interest expense	5,488	5,765	16,717	17,549
Amortization of deferred financing costs	368	1,154	1,126	2,515
Other, net	57	18	131	130

	5,913	6,937	17,974	20,194

Net income	$12,221	$8,535	$33,170	$23,658

See notes to consolidated financial statements.

Consolidated Statements of Income

(dollar amounts in thousands)

(unaudited)

	Norcraft Companies, L.P.
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net sales	$114,044	$105,630	$344,586	$301,671

Cost of sales	76,675	74,160	235,684	210,102

Gross profit	37,369	31,470	108,902	91,569

Selling, general and administrative expenses	19,235	15,998	57,758	47,717

Income from operations	18,134	15,472	51,144	43,852

Other expense (income):
Interest expense	3,171	3,670	9,936	11,395
Amortization of deferred financing costs	269	1,066	837	2,253
Other, net	57	18	131	130

	3,497	4,754	10,904	13,778

Net income	$14,637	$10,718	$40,240	$30,074

See notes to consolidated financial statements.

Consolidated Statements of Changes in Members’ Equity and Comprehensive Income

(dollar amounts in thousands)

(unaudited)

	Norcraft Holdings, L.P.
	Members’ Equity	Accumulated other comprehensive income (loss)	Total comprehensive income (loss)
Balance, December 31, 2005	$51,476	$(130)
Issuance of members’ interest	1,825
Stock compensation expense	733
Accretion on members’ interest subject to put request	(7,868)
Repurchase of member’s interest	(8,222)
Member tax distributions declared	(12,719)
Cumulative translation adjustment	59	59	59
Net income	33,170		33,170

Total comprehensive income			$33,229

Balance, September 30, 2006	$58,454	$(71)

See notes to consolidated financial statements.

Consolidated Statements of Changes in Members’ Equity and Comprehensive Income

(dollar amounts in thousands)

(unaudited)

	Norcraft Companies, L.P.
	Members’ Equity	Accumulated other comprehensive income (loss)	Total comprehensive income (loss)
Balance, December 31, 2005	$186,085	$(130)
Issuance of member’s interest	1,825
Stock compensation expense	733
Repurchase of member’s interest	(2,344)
Member tax distributions declared	(12,719)
Distribution to member	(13)
Cumulative translation adjustment	59	59	59
Net income	40,240		40,240

Total comprehensive income			$40,299

Balance, September 30, 2006	$213,866	$(71)

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(dollar amounts in thousands)

(unaudited)

	Norcraft Holdings, L.P.		Norcraft Companies, L.P.
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Cash flows from operating activities:
Net income	$33,170	$23,658	$40,240	$30,074
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment:	3,430	3,696	3,430	3,696
Amortization:
Customer relationships	3,349	3,350	3,349	3,350
Deferred financing costs	1,126	2,515	837	2,253
Display cabinets	4,073	2,998	4,073	2,998
Provision for uncollectible accounts receivable	639	374	639	374
Provision for obsolete and excess inventory	101	60	101	60
Provision for warranty claims	3,626	3,332	3,626	3,332
Accreted interest on senior notes	6,768	6,154	—	—
Stock compensation expense	733	186	733	186
Loss on sale of equipment	50	51	50	51
Change in operating assets and liabilities:
Accounts receivable	(4,387)	(7,965)	(4,387)	(7,965)
Inventories	(1,100)	(3,822)	(1,100)	(3,822)
Prepaid expenses and other	895	568	895	568
Other assets	15	(6)	15	(6)
Accounts payable and accrued liabilities	7,430	7,670	7,430	7,670

Net cash provided by operating activities	59,918	42,819	59,931	42,819

Cash flows from investing activities:
Proceeds from sale of property and equipment	54	52	54	52
Purchase of property, plant and equipment	(4,896)	(4,849)	(4,896)	(4,849)
Purchase of display cabinets	(4,615)	(4,649)	(4,615)	(4,649)

Net cash used in investing activities	(9,457)	(9,446)	(9,457)	(9,446)

Cash flows from financing activities:
Increase in financing costs	(758)	—	(758)	—
Payments on term loan	—	(23,500)	—	(23,500)
Book overdrafts payable	(1,666)	—	(1,666)	—
Distribution to member	—	—	(13)	—
Proceeds from issuance of member interests	1,825	343	1,825	343
Repurchase of members’ interests	(2,344)	(1,888)	(2,344)	(1,888)
Tax distributions to members	(11,979)	(7,572)	(11,979)	(7,572)

Net cash used in financing activities	(14,922)	(32,617)	(14,935)	(32,617)

Effect of exchange rates on cash	(62)	(124)	(62)	(124)

Net increase in cash	35,477	632	35,477	632

Cash, beginning of the period	933	823	933	823

Cash, end of period	$36,410	$1,455	$36,410	$1,455

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$6,574	$8,019	$6,561	$8,019
Supplemental disclosure of non-cash transactions:
Tax distributions declared but not paid	$740	$20	$740	$20
Repurchase of members’ interests for consideration (notes payable) other than cash	$5,878	$—	$—	$—

See notes to consolidated financial statements.

Norcraft Holdings, L.P.            Norcraft Companies, L.P.

Notes to Consolidated Financial Statements

(in thousands)

(unaudited)

1.	Basis of Presentation

Norcraft Holdings L.L.C. was formed on August 21, 2003, as a Delaware limited liability company to acquire all the outstanding membership units of Norcraft Companies L.L.C. On October 10, 2003, Norcraft Holdings L.L.C. converted to a Delaware Limited Partnership and is now Norcraft Holdings, L.P. (“Holdings”). Holdings had no activity prior to its acquisition of Norcraft Companies L.L.C. on October 21, 2003 (“the Acquisition”). Concurrent with the Acquisition, Norcraft Companies L.L.C. converted to a Delaware Limited Partnership and is now Norcraft Companies, L.P. (“Norcraft”). Norcraft is a separate public reporting company, and a 100% owned indirect subsidiary of Holdings. Holdings and Norcraft are collectively referred to as the “Company”.

The consolidated financial statements of Holdings include the accounts of its 100% owned subsidiary, Norcraft Intermediate Holdings, L.P., whose sole assets are Norcraft and Norcraft Capital Corp. In August 2004, Holdings and Norcraft Capital Corp. issued $118.0 million of 9 3/4% senior discount notes generating gross proceeds of $80.3 million. Holdings and Norcraft Capital Corp. are the sole obligors of these notes. The net proceeds of this offering were used to make a distribution to Holdings’ limited partners. In addition, the consolidated financial statements of Holdings also include the repurchase of the equity interests of two former employees in September 2006. Consideration for these repurchases was in the form of $2.0 million in cash and $5.9 million in unsecured notes payable. Principal on these unsecured notes is payable in three equal, annual payments. These notes accrue interest at 8.45%, which is payable quarterly. Other than the foregoing debt obligations, related deferred issuance costs, and related interest and amortization expense, all other assets, liabilities, income, expenses and cash flows of the consolidated financial statements of Holdings presented for all periods represent those of its wholly-owned subsidiary Norcraft.

Unless separately stated, the notes herein relate to both Holdings and Norcraft.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the interim consolidated financial statements and accompanying notes included herein should be read in conjunction with the more detailed information contained in the Company’s annual report on form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission. The unaudited interim consolidated financial statements as of September 30, 2006 and 2005 and for the three and nine months ended September 30, 2006 and 2005 include all normal recurring adjustments which management considers necessary for the fair presentation of financial position, results of operations and cash flows for the interim periods.

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

The fair value of the Class D Units granted is based on the Black-Scholes option-pricing model. Upon adoption of SFAS No. 123R the Company is required to incorporate a volatility factor in the fair value calculation. The volatility factor is developed through the use of a sample of peer group companies. The peer group consists of publicly-traded companies that operate in the Company’s same industry. The Company granted 2,594,210 (of which 500,000 were granted in the three months ended September 30, 2006) incentive Class D membership units during the nine months ended September 30, 2006, the cumulative fair value of which was determined to be $2.1 million.

Compensation expense related to Class D Units was $0.3 and $0.7 million for the three and nine months ended September 30, 2006, respectively, and $0.06 and $0.19 million for the three and nine months ended September 30, 2005, respectively. Because individuals receiving these Class D Unit awards are employees of Norcraft, the compensation expense is recorded at the Norcraft level.

The following table sets forth information about the fair value of the Class D Unit grant on the date of grant using the Black-Scholes option-pricing model and the weighted average assumptions used for such grant:

	As of September 30, 2006	As of December 31, 2005
Weighted-average fair value of Class D Units granted	$0.81	$0.58
Dividend yield	0.0%	0.0%
Risk-free interest rate	4.54%	3.68%
Volatility	34.4%	0.0%
Expected lives	4.71	4.00

A summary of Class D Unit activity under the Plan is as follows:

	Nine Months Ended September 30, 2006
	Units	Weighted-Average Exercise Price
Beginning balance	4,386,217	$0.45
Granted	2,594,210	$2.12
Forfeited	(713,827)	$0.59

Ending balance	6,266,600	$0.51

Exercisable balance	1,540,241	$0.51

The intrinsic values of the issued and exercisable Class D Units at September 30, 2006 were $9.2 million and $3.2 million, respectively.

3.	Trade Accounts Receivable

Trade accounts receivable consists of the following:

	September 30, 2006	December 31, 2005
Trade accounts receivable, gross	$41,578	$38,235
Less: Allowance for uncollectible accounts	(1,024)	(1,220)

	$40,554	$37,015

4.	Inventories

Inventories consist of the following:

	September 30, 2006	December 31, 2005
Raw materials and supplies	$13,747	$11,982
Work in process	6,071	7,231
Finished goods	5,521	4,984

	$25,339	$24,197

5.	Intangible Assets

Amortizable intangible assets consist of the following:

	Norcraft Holdings, L.P.
	September 30, 2006		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$67,000	$(13,152)	$67,000	$(9,803)
Deferred financing costs	16,387	(8,359)	15,628	(7,232)

Total	$83,387	$(21,511)	$82,628	$(17,035)

	Norcraft Companies, L.P.
	September 30, 2006		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$67,000	$(13,152)	$67,000	$(9,803)
Deferred financing costs	12,854	(7,589)	12,095	(6,751)

Total	$79,854	$(20,741)	$79,095	$(16,554)

Intangible assets not subject to amortization consist of the following:

	September 30, 2006	December 31, 2005
Goodwill	$148,459	$148,459
Brand names	49,000	49,000

Total	$197,459	$197,459

There were no impairment losses or other gains and losses on disposal of intangible assets for the nine months ended September 30, 2006 and 2005.

6.	Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2006	December 31, 2005
Salaries, wages and employee benefits	$12,186	$8,573
Commissions, rebates and marketing programs	4,915	4,430
Interest	5,625	2,250
Other	6,450	5,284

	$29,176	$20,537

Product warranty activity is as follows:

	September 30, 2006	September 30, 2005
Beginning Balance – December 31	$843	$520
Accruals for warranties – current	3,626	3,332
Settlements made during the period	(3,475)	(3,121)

Ending Balance – September 30	$994	$731

Product warranty is a component of the “Other” category in the accrued expenses table above.

7.	Long-term Debt

Long-term debt consists of the following:

	Norcraft Holdings, L.P.		Norcraft Companies, L.P.
	September 30, 2006	December 31, 2005	September 30, 2006	December 31, 2005
Senior subordinated notes payable (due in 2011 with semi-annual interest payments at 9%)	$150,000	$150,000	$150,000	$150,000
Senior discount notes payable (due in 2012 with interest accreting at 9.75%)	98,335	91,567	—	—
Unsecured term notes payable to former members (due in 2009 with annual principal payments and quarterly interest payments of 8.45%)	5,878	—	—	—

Long term debt	$254,213	$241,567	$150,000	$150,000

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

On May 2, 2006, the Company entered into an amended and restated credit facility (the “Amended Agreement”) with the same parties as the Original Agreement. The Original Agreement provided a $25.0 million revolving credit facility and a $45.0 million term loan facility. The Amended Agreement increased the facility to $60.0 million, removed the term loan facility, modified the interest rate, and changed certain covenants as described further below.

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

Approximately $5.0 million of letters of credit were outstanding at September 30, 2006 and December 31, 2005. The total available credit under the revolver at September 30, 2006 and December 31, 2005 was $55.0 million and $20.0 million, respectively. No amounts were outstanding under the senior credit facility at December 31, 2005 or September 30, 2006.

Norcraft Senior Subordinated Notes

On October 21, 2003, Norcraft and Norcraft Finance Corp., a 100% owned finance subsidiary of Norcraft issued, on a joint and several basis, $150.0 million, 9% senior subordinated notes due in 2011 (the “Senior Subordinated Notes”), Norcraft Finance Corp. was formed on September 26, 2003 and has no operations. Interest accrues on the Senior Subordinated Notes and is payable semiannually on May 1 and November 1of each year, commencing May 1, 2004 at a rate of 9% per annum. The Senior Subordinated Notes are subordinated to all existing and future senior debt, including indebtedness under the senior credit facility.

Subsequent to November 1, 2007, Norcraft has the option to redeem the notes, in whole or part, at a redemption price equal to 100% of the principal amount plus a premium declining ratably to par, plus accrued and unpaid interest. At any time prior to November 1, 2006, Norcraft may redeem up to 35% of the aggregate principal amount of the notes with the proceeds of qualified equity offerings at a redemption price equal to 109% of the principal amount, plus accrued and unpaid interest.

If Norcraft experiences a change of control prior to November 1, 2007, they may redeem all, but not less than all, of the Senior Subordinated Notes at a redemption price equal to 100% of the principal amount plus a make-whole premium as defined.

If Norcraft experiences a change of control subsequent to November 1, 2007, it may be required to offer to purchase the Senior Subordinated Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest.

Additionally, the terms of the indenture governing the Senior Subordinated Notes limit the Company’s ability to, among other things, incur additional indebtedness, dispose of assets, make acquisitions, make other investments, pay dividends and make various other payments. The terms also include cross-default provisions. The indenture also contains certain financial covenants including maximum leverage ratio, minimum interest coverage ratio and minimum fixed charge coverage ratio. Norcraft was in compliance with these financial covenants at September 30, 2006.

Holdings Senior Discount Notes

On August 17, 2004, Holdings and Norcraft Capital Corp., a 100% owned finance subsidiary of Holdings issued, on a joint and several basis, $118.0 million aggregate principal amount at maturity ($80.3 million gross proceeds) of 9 3/4% Senior Discount Notes due 2012 (the “Senior Notes”). The net proceeds of this offering were used to make a distribution to Holdings’ limited partners. Norcraft Capital Corp. was formed on August 12, 2004 and has no operations. Interest accrues on the Senior Notes in the form of an increase in the accreted value of the note prior to September 1, 2008. Thereafter, cash interest on the Senior Notes will accrue and be payable semiannually in arrears on March 1 and September 1 of each year, commencing March 1, 2009 at a rate of 9 3/4% per annum. Holdings has no independent operating assets or liabilities other than its investment in Norcraft.

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

If Holdings experiences a change in control prior to September 1, 2008, it may be required to offer to purchase the Senior Notes at a purchase price equal to 101% of the accreted value plus accrued and unpaid interest. Additionally, the terms of the indenture governing the Senior Notes limit Holdings’ ability to, among other things, incur additional indebtedness, dispose of assets, make acquisitions, make other investments, pay dividends and make various other payments. The terms also include cross-default provisions. The indenture also contains certain financial covenants including maximum leverage ratio, minimum interest coverage ratio and minimum fixed charge coverage ratio. Holdings was in compliance with these financial covenants at September 30, 2006.

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

Unsecured Notes

In September 2006, Holdings repurchased the equity interests of two former employees. Consideration for these repurchases was in the form of $2.0 million in cash and $5.9 million in unsecured notes payable (the “Unsecured Notes”). Principal on these unsecured notes is payable in three equal, annual payments. These notes accrue interest at 8.45%, which is payable quarterly.

8.	Condensed Consolidating Financial Statements

The following represents certain condensed consolidating financial information as of September 30, 2006 and December 31, 2005 and for the periods ended September 30, 2006 and 2005 for the issuers and for Norcraft Canada Corporation, a wholly-owned subsidiary of Norcraft, which fully and unconditionally guarantees the senior subordinated notes. In addition, the terms and conditions of the Senior Subordinated Notes limit Norcraft’s ability to pay dividends or other payments to Holdings. In this regard, the net assets of Norcraft are deemed to be restricted assets of Holdings. As such, condensed financial information for Holdings is also presented.

CONDENSED CONSOLIDATING BALANCE SHEETS

As of September 30, 2006

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Elim- inations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Elim- inations	Consolidated Norcraft Holdings, L.P.
Current Assets	$100,842	$—	$2,487	$—	$103,329	$—	$—	$103,329
Property, plant & equipment	32,497	—	4,593	—	37,090	—	—	37,090
Investments in subsidiary	2,122	—	—	(2,122)	—	213,866	(213,866)	—
Other assets	270,217	—	213	(4,596)	265,834	2,763	—	268,597

Total assets	$405,678	$—	$7,293	$(6,718)	$406,253	$216,629	$(213,866)	$409,016

Current liabilities	$41,812	$—	$575	$—	$42,387	$—	$—	$42,387
Long-term debt	150,000	—	4,596	(4,596)	150,000	104,213	—	254,213
Members' equity subject to put request	—	—	—	—	—	53,962	—	53,962
Member's equity	213,866	—	2,122	(2,122)	213,866	58,454	(213,866)	58,454

Total liabilities & member's equity	$405,678	$—	$7,293	$(6,718)	$406,253	$216,629	$(213,866)	$409,016

As of December 31, 2005

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Elim- inations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Elim- inations	Consolidated Norcraft Holdings, L.P.
Current Assets	$62,207	$—	$1,859	$—	$64,066	$—	$—	$64,066
Property, plant & equipment	31,958	—	4,527	—	36,485	—	—	36,485
Investments in subsidiary	2,099	—	—	(2,099)	—	186,085	(186,085)	—
Other assets	272,242	—	213	(3,901)	268,554	3,052	—	271,606

Total assets	$368,506	$—	$6,599	$(6,000)	$369,105	$189,137	$(186,085)	$372,157

Current liabilities	$32,421	$—	$599	$—	$33,020	$—	$—	$33,020
Long-term debt	150,000	—	3,901	(3,901)	150,000	91,567	—	241,567
Members' equity subject to put request	—	—	—	—	—	46,094	—	46,094
Member's equity	186,085	—	2,099	(2,099)	186,085	51,476	(186,085)	51,476

Total liabilities & member's equity	$368,506	$—	$6,599	$(6,000)	$369,105	$189,137	$(186,085)	$372,157

(1)	Co-issuers

CONDENSED CONSOLIDATING INCOME STATEMENTS

For the Three Months Ended September 30, 2006

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Elim- inations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Elim- inations	Consolidated Norcraft Holdings, L.P.
Net sales	$114,044	$—	$3,685	$(3,685)	$114,044	$—	$—	$114,044
Cost of sales	76,612	—	3,748	(3,685)	76,675	—	—	76,675

Gross profit	37,432	—	(63)	—	37,369	—	—	37,369
Equity in earnings of subsidiary	(109)	—	—	109	—	14,637	(14,637)	—
Selling, general and administrative expenses	19,192	—	43	—	19,235	—	—	19,235

Income (loss) from operations	18,131	—	(106)	109	18,134	14,637	(14,637)	18,134
Other expense:
Interest expense	3,172	—	(1)	—	3,171	2,317	—	5,488
Amortization of deferred financing	269	—	—	—	269	99	—	368
Other, net	53	—	4	—	57	—	—	57

	3,494	—	3	—	3,497	2,416	—	5,913

Net income	$14,637	$—	$(109)	$109	$14,637	$12,221	$(14,637)	$12,221

For the Three Months Ended September 30, 2005

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Elim- inations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Elim- inations	Consolidated Norcraft Holdings, L.P.
Net sales	$105,630	$—	$3,703	$(3,703)	$105,630	$—	$—	$105,630
Cost of sales	74,170	—	3,693	(3,703)	74,160	—	—	74,160

Gross profit	31,460	—	10	—	31,470	—	—	31,470
Equity in earnings of subsidiary	(66)	—	—	66	—	10,718	(10,718)	—
Selling, general and administrative expenses	15,910	—	88	—	15,998	—	—	15,998

Income (loss) from operations	15,484	—	(78)	66	15,472	10,718	(10,718)	15,472
Other expense:
Interest expense	3,670	—	—	—	3,670	2,095	—	5,765
Amortization of deferred financing	1,066	—	—	—	1,066	88	—	1,154
Other, net	30	—	(12)	—	18	—	—	18

	4,766	—	(12)	—	4,754	2,183	—	6,937

Net income	$10,718	$—	$(66)	$66	$10,718	$8,535	$(10,718)	$8,535

CONDENSED CONSOLIDATING INCOME STATEMENTS

For the Nine Months Ended September 30, 2006

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Elim- inations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Elim- inations	Consolidated Norcraft Holdings, L.P.
Net sales	$344,586	$—	$13,025	$(13,025)	$344,586	$—	$—	$344,586
Cost of sales	235,958	—	12,751	(13,025)	235,684	—	—	235,684

Gross profit	108,628	—	274	—	108,902	—	—	108,902
Equity in earnings of subsidiary	(37)	—	—	37	—	40,240	(40,240)	—
Selling, general and administrative expenses	57,470	—	288	—	57,758	—	—	57,758

Income (loss) from operations	51,121	—	(14)	37	51,144	40,240	(40,240)	51,144
Other expense:
Interest expense	9,937	—	(1)	—	9,936	6,781	—	16,717
Amortization of deferred financing	837	—	—	—	837	289	—	1,126
Other, net	107	—	24	—	131	—	—	131

	10,881	—	23	—	10,904	7,070	—	17,974

Net income	$40,240	$—	$(37)	$37	$40,240	$33,170	$(40,240)	$33,170

For the Nine Months Ended September 30, 2005

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Elim- inations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Elim- inations	Consolidated Norcraft Holdings, L.P.
Net sales	$301,671	$—	$9,497	$(9,497)	$301,671	$—	$—	$301,671
Cost of sales	210,447	—	9,152	(9,497)	210,102	—	—	210,102

Gross profit	91,224	—	345	—	91,569	—	—	91,569
Equity in earnings of subsidiary	101	—	—	(101)	—	30,074	(30,074)	—
Selling, general and administrative expenses	47,461	—	256	—	47,717	—	—	47,717

Income (loss) from operations	43,864	—	89	(101)	43,852	30,074	(30,074)	43,852
Other expense:
Interest expense	11,395	—	—	—	11,395	6,154	—	17,549
Amortization of deferred financing	2,253	—	—	—	2,253	262	—	2,515
Other, net	142	—	(12)	—	130	—	—	130

	13,790	—	(12)	—	13,778	6,416	—	20,194

Net income	$30,074	$—	$101	$(101)	$30,074	$23,658	$(30,074)	$23,658

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2006

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Elim- inations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Elim- inations	Consolidated Norcraft Holdings, L.P.
Cash flows from operating activities	$59,838	$—	$93	$—	$59,931	$(13)	$—	$59,918
Cash flows from investing activities	(9,695)	—	(457)	695	(9,457)	12,511	(12,511)	(9,457)
Cash flows from financing activities	(14,935)	—	695	(695)	(14,935)	(12,498)	12,511	(14,922)
Cumulative translation adjustment	—	—	(62)	—	(62)	—	—	(62)

Net increase (decrease) in cash	35,208	—	269	—	35,477	—	—	35,477
Cash, beginning of period	854	—	79	—	933	—	—	933

Cash, end of period	$36,062	$—	$348	$—	$36,410	$—	$—	$36,410

For the Nine Months Ended September 30, 2005

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Elim- inations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Elim- inations	Consolidated Norcraft Holdings, L.P.
Cash flows from operating activities	$42,579	$—	$240	$—	$42,819	$—	$—	$42,819
Cash flows from investing activities	(9,197)	—	(379)	130	(9,446)	9,117	(9,117)	(9,446)
Cash flows from financing activities	(32,617)	—	130	(130)	(32,617)	(9,117)	9,117	(32,617)
Cumulative translation adjustment	—	—	(124)	—	(124)	—	—	(124)

Net decrease (increase) in cash	765	—	(133)	—	632	—	—	632
Cash, beginning of period	664	—	159	—	823	—	—	823

Cash, end of period	$1,429	$—	$26	$—	$1,455	$—	$—	$1,455

(1)	Co-issuers

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

We experienced significant organic sales growth until the recent industry slow-down. Our profitability at the gross margin level has also grown due to improved production efficiencies and product mix. Profitability levels for Norcraft at the net income level have improved relative to prior-year periods because of the items discussed above and reduced interest expense.

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

Results of Operations

The following tables outline for the periods indicated, selected operating data as a percentage of net sales.

	Norcraft Holdings, L.P.
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	67.2%	70.2%	68.4%	69.6%

Gross profit	32.8%	29.8%	31.6%	30.4%
Selling, general and administrative expenses	16.9%	15.1%	16.8%	15.8%

Income from operations	15.9%	14.7%	14.8%	14.6%

Interest expense	4.8%	5.5%	4.9%	5.9%
Amortization of deferred financing costs	0.4%	1.1%	0.3%	0.9%

Net income	10.7%	8.1%	9.6%	7.8%

	Norcraft Companies, L.P.
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	67.2%	70.2%	68.4%	69.6%

Gross profit	32.8%	29.8%	31.6%	30.4%
Selling, general and administrative expenses	16.9%	15.1%	16.8%	15.8%

Income from operations	15.9%	14.7%	14.8%	14.6%

Interest expense	2.8%	3.5%	2.9%	3.8%
Amortization of deferred financing costs	0.3%	1.0%	0.2%	0.7%

Net income	12.8%	10.2%	11.7%	10.1%

Three Months Ended September 30, 2006 Compared with Three Months Ended September 30, 2005

Net Sales. Net sales increased by $8.4 million, or 8.0%, from $105.6 million for the three months ended September 30, 2005 to $114.0 million for the same period of 2006. Growth in sales was contributed by the Mid Continent division which made up over half of the overall increase in net sales and the StarMark division which made up the remainder. Norcraft has been able to increase sales because of our ability to deliver innovative, quality products on time.

Cost of Sales. Cost of sales increased by $2.5 million, or 3.4%, from $74.2 million for the three months ended September 30, 2005 to $76.7 million for same period of 2006. The increase was primarily attributable to our increased sales volume. Cost of sales as a percentage of net sales decreased from 70.2% for the three months ended September 30, 2005 to 67.2% for the same period of 2006.

Gross Profit. Gross profit increased by $5.9 million, or 18.7%, from $31.5 million for the three months ended September 30, 2005 to $37.4 million for the same period of 2006. Gross profit as a percentage of net sales increased from 29.8% for the three months ended September 30, 2005 to 32.8% for the same period of 2006. Gross profit was positively impacted by production efficiencies and an increase in average selling price.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $3.2 million, or 20.2%, from $16.0 million for the three months ended September 30, 2005 to $19.2 million for the same period of 2006. Selling, general and administrative expenses were $1.6 million higher than the prior-year period because of increased sales and marketing expense to generate new customers, market our new products, and support our increased sales volume. The remaining increase in selling, general and administrative expenses was in administrative costs that indirectly support our increased sales volume. Selling, general and administrative expenses as a percentage of net sales increased from 15.1% for the three months ended September 30, 2005 to 16.9% for the same period of 2006.

Income from Operations. Income from operations increased by $2.6 million, or 17.2%, from $15.5 million for the three months ended September 30, 2005 compared to $18.1 million for the same period of 2006. The increase in income from operations was a result of factors described above. Income from operations as a percentage of net sales increased from 14.7% for the three months ended September 30, 2005 to 15.9% for the same period of 2006.

Interest, Amortization of Deferred Financing Fees, and Other Expenses. Holdings’ consolidated interest, amortization of deferred financing fees, and other expenses decreased by $1.0 million, or 14.8%, from $6.9 million for the three months ended September 30, 2005 to $5.9 million for the same period of 2006. Interest expense decreased $0.3 million from decreased indebtedness, due to the early payment of the term loan in 2005. The average debt balances were $250.1 million and $249.9 during the three months ended September 30, 2006 and 2005, respectively. The borrowing rates on the Senior Subordinated Notes and the Senior Notes are fixed at 9.0% and 9.75%, respectively. Amortization of deferred financing charges decreased $0.8 million during the three months ended September 30, 2006 and compared to the three months ended September 30, 2005, due to the accelerated pay-down of the term note in 2005. Interest, amortization of deferred financing fees, and other expenses for Holdings as a percentage of net sales decreased from 6.6% for the three months ended September 30, 2005 to 5.2% for the same period of 2006.

Interest, amortization of deferred financing fees, and other expenses decreased for Norcraft by $1.3 million, or 26.4%, from $4.8 million for the three months ended September 30, 2005 to $3.5 million for the same period of 2006. Interest, amortization of deferred financing fees, and other expenses for Norcraft as a percentage of net sales decreased from 4.5% for the three months ended September 30, 2005 to 3.1% for the same period of 2006.

Net Income. Holdings’ net income increased $3.7 million from $8.5 million for the three months ended September 30, 2005 to $12.2 million for the same period of 2006, for the reasons described above. Net income as a percentage of net sales for Holdings increased from 8.1% for the three months ended September 30, 2005 to 10.7% for the same period of 2006.

Norcraft’s net income increased $3.9 million from $10.7 million for the three months ended September 30, 2005 to $14.6 million for the same period of 2006, for the reasons described above. Net income as a percentage of net sales for Norcraft increased from 10.2% for the three months ended September 30, 2005 to 12.8% for the same period of 2006.

Nine Months Ended September 30, 2006 Compared with Nine Months Ended September 30, 2005

Net Sales. Net sales increased by $42.9 million, or 14.2%, from $301.7 million for the nine months ended September 30, 2005 to $344.6 million for the same period of 2006. Each division contributed to the strong growth in sales with Mid Continent making up well over half of the overall increase in net sales, StarMark making up a third and UltraCraft making up the remainder. Norcraft has been able to increase sales because of our ability to deliver innovative, quality products on time. During the period, we implemented price increases which contributed approximately 2.0% of the total increase in sales.

Cost of Sales. Cost of sales increased by $25.6 million, or 12.2%, from $210.1 million for the nine months ended September 30, 2005 to $235.7 million for same period of 2006. The increase was primarily attributable to our increased sales volume. Cost of sales as a percentage of net sales decreased from 69.6% for the nine months ended September 30, 2005 to 68.4% for the same period of 2006.

Gross Profit. Gross profit increased by $17.3 million, or 18.9%, from $91.6 million for the nine months ended September 30, 2005 to $108.9 million for the same period of 2006. Gross profit as a percentage of net sales increased from 30.4% for the nine months ended September 30, 2005 to 31.6% for the same period of 2006. Gross profit was positively impacted by production efficiencies and an increase in average selling price. This increase was partially offset by increased freight costs and material prices. Effective on January 1, 2005, Norcraft changed its vacation policy. This change resulted in adjustments which increased gross profit by approximately $1.3 million, and increased gross profit as a percent of net sales by approximately 1.4% for the nine months ended September 30, 2005.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $10.1 million, or 21.0%, from $47.7 million for the nine months ended September 30, 2005 to $57.8 million for the same period of 2006. Effective on January 1, 2005, Norcraft changed its vacation policy. This change resulted in adjustments which decreased selling, general and administrative expenses by approximately $0.4 million for the nine months ended September 30, 2005. Selling, general and administrative expenses were $6.8 million higher than the prior-year period because of increased sales and marketing expense to generate new customers, market our new products, and support our increased sales volume. The remaining increase in selling, general and administrative expenses was in administrative costs that indirectly support our increased sales volume. Selling, general and administrative expenses as a percentage of net sales increased from 15.8% for the nine months ended September 30, 2005 to 16.8% for the same period of 2006.

Income from Operations. Income from operations increased by $7.2 million, or 16.6%, from $43.9 million for the nine months ended September 30, 2005 compared to $51.1 million for the same period of 2006. The increase in income from operations was a result of factors described above. Income from operations as a percentage of net sales increased from 14.6% for the nine months ended September 30, 2005 to 14.8% for the same period of 2006.

Interest, Amortization of Deferred Financing Fees, and Other Expenses. Holdings’ consolidated interest, amortization of deferred financing fees, and other expenses decreased by $2.2 million, or 11.0%, from $20.2 million for the nine months ended September 30, 2005 to $18.0 million for the same period of 2006. Interest expense decreased $0.8 million from decreased indebtedness, due to the early payment of the term loan in 2005. The average debt balances were $247.9 million and $255.1 during the nine months ended September 30, 2006 and 2005, respectively. The borrowing rates on the Senior Subordinated Notes and the Senior Notes are fixed at 9.0% and 9.75%, respectively. Amortization of deferred financing charges decreased $1.4 million during the nine months ended September 30, 2006 and compared to the nine months ended September 30, 2005, due to the accelerated pay-down of the term note in 2005. Interest, amortization of deferred financing fees, and other expenses for Holdings as a percentage of net sales decreased from 6.8% for the nine months ended September 30, 2005 to 5.2% for the same period of 2006.

Interest, amortization of deferred financing fees, and other expenses decreased for Norcraft by $2.9 million, or 20.9%, from $13.8 million for the nine months ended September 30, 2005 to $10.9 million for the same period of 2006. Interest, amortization of deferred financing fees, and other expenses for Norcraft as a percentage of net sales decreased from 4.5% for the nine months ended September 30, 2005 to 3.1% for the same period of 2006.

Net Income. Holdings’ net income increased $9.5 million from $23.7 million for the nine months ended September 30, 2005 to $33.2 million for the same period of 2006, for the reasons described above. Net income as a percentage of net sales for Holdings increased from 7.8% for the nine months ended September 30, 2005 to 9.6% for the same period of 2006.

Norcraft’s net income increased $10.1 million from $30.1 million for the nine months ended September 30, 2005 to $40.2 million for the same period of 2006, for the reasons described above. Net income as a percentage of net sales for Norcraft increased from 10.1% for the nine months ended September 30, 2005 to 11.7% for the same period of 2006.

Liquidity and Capital Resources

Our primary cash needs are working capital, capital expenditures, display cabinets, tax distributions, and debt service. We finance these cash requirements through internally-generated cash flow and, if necessary, funds borrowed under our credit facility.

Cash provided by operating activities was $59.9 million for the nine months ended September 30, 2006, compared with $42.8 million for the same period of 2005, an increase of $17.1 million. The increase was primarily due to the increase in net income of $9.5 million, complimented by a change in operating assets of $6.6 million.

Cash used in investing activities was $9.5 million for the nine months ended September 30, 2006, compared with $9.4 million for the same period of 2005, an increase of $0.1 million. Capital expenditures were $4.9 million for the nine months ended September 30, 2006, compared with $4.8 million for the same period of 2005, purchases of display cabinets made up the remainder of the investing activities for the periods in 2006 and 2005.

Cash used in financing activities was $14.9 million for the nine months ended September 30, 2006, compared with $32.6 million used in the same period of 2005, a decrease of $17.7 million. This decrease was primarily due to prepayments on the term loan, which were $23.5 million for the nine months ended September 30, 2005. The term loan was paid in full during 2005; therefore there were no term loan payments during the nine months ended September 30, 2006. [Cash also decreased as a result of a $2.0 million payment to two former employees in order to repurchase their equity interests.] Additionally, the change in tax distributions to members was an increase of $4.4 million for the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005.

We have $254.2 million of outstanding long term debt, consisting of $150.0 million in Senior Subordinated Notes (with semi-annual interest payments at 9%), $98.3 million in Senior Notes (due in 2012, with interest accreting at 9.75%) and $5.9 million in Unsecured Notes (due in 2009, with annual principal payments and quarterly interest payments of 8.45%). Please see Part I, Item 1, “Notes to Consolidated Financial Statements,” Note 7, “Long Term Debt” for details.

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

Norcraft’s senior credit facility and the indenture governing the Senior Subordinated Notes significantly restrict Norcraft and its subsidiaries from paying dividends and otherwise transferring assets to Holdings. Norcraft may, however, make distributions to Holdings, subject to certain limitations, to permit it to make further distributions to its equity holders to pay taxes on our net income allocated to them. There was $12.0 million of tax distribution paid for the nine months ended September 30, 2006.

During the nine month period ended September 30, 2006, the Company generated operating cash flows of $59.9 million and had a cash balance of $36.4 million as of September 30, 2006. Subsequent to September 30, 2006, the Company generated additional operating cash flows and correspondingly it’s on hand cash balance also increased. On October 4, 2006, the Company made a special cash distribution to the holders of its Class A and Class C limited partnership interests in Holdings of $36.5 million. In addition, the exercise price of the Class D Units in Holdings subject to the management incentive plan was correspondingly modified (as described in Part I, Item 1, “Notes to Consolidated Financial Statements,” Note 2, “Stock-Based Compensation”). The Company does not expect any significant impact to its financial statements resulting from the modification in exercise price to be significant.

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

Item 3. Quantitative and Qualitative Disclosures of Market Risk

As of September 30, 2006, the Company had a $60.0 million revolving credit facility which has a variable rate of interest and has the potential to expose the Company to fluctuations in the interest rate market. However, as of September 30, 2006, there were no borrowings under this facility. We have no interest rate swap agreements. The available credit under this revolver is reduced by any outstanding letters of credit. Approximately $5.0 million of letters of credit were outstanding at September 30, 2006.

Item 4. Controls and Procedures

The Company’s management, with the participation of the Company’s Principal Executive Officer and Chief Accounting Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2006. Based on that evaluation, the Company’s Principal Executive Officer and Chief Accounting Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2006 were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There have not been any changes in Holdings’ internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during Holdings’ fiscal quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, Holdings’ internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The materialization of any risks and uncertainties identified in Part I, Item 2, “Uncertainty of Forward Looking Statements and Information Statements” contained in this report together with those previously disclosed in the Form 10-K or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows.

Item 6. Exhibits

3.1	Second Amended and Restated Limited Partnership Agreement of Norcraft Holdings, L.P.

31.1	Certification by Mark Buller pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Leigh Ginter pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Mark Buller pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Leigh Ginter pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORCRAFT HOLDINGS, L.P.
(Registrant)

NORCRAFT COMPANIES, L.P.
(Registrant)

/s/ Mark Buller	/s/ Leigh Ginter
Mark Buller	Leigh Ginter
Chief Executive Officer	Chief Financial Officer

Date: November 14, 2006	Date: November 14, 2006
Signing on behalf of the	Signing on behalf of the
Registrant and as principal	Registrant and as principal
Officer	accounting officer