Form 10-Q
period 2007-06-30
Norcraft Holdings, L.P.; NORCRAFT COMPANIES LP
filed 2007-08-10
CIK 1305018, 1288248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

PART I. FINANCIAL INFORMATION

Item 1.

Consolidated Balance Sheets

(dollar amounts in thousands)

(unaudited)

	Norcraft Holdings, L.P.		Norcraft Companies, L.P.
	June 30, 2007	December 31, 2006	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash	$13,427	$3,928	$13,427	$4,038
Trade accounts receivable, net	35,550	35,718	35,550	35,718
Inventories	25,232	21,997	25,232	21,997
Prepaid expenses	1,700	1,885	1,700	1,885

Total current assets	75,909	63,528	75,909	63,638

Property, plant and equipment, net	39,099	38,115	39,099	38,115

Other assets:
Goodwill	148,459	148,459	148,459	148,459
Customer relationships, net	50,498	52,731	50,498	52,731
Brand names	49,000	49,000	49,000	49,000
Deferred financing costs, net	6,908	7,656	4,456	4,994
Display cabinets, net	9,762	9,006	9,762	9,006
Other	267	307	267	307

Total other assets	264,894	267,159	262,442	264,497

Total assets	$379,902	$368,802	$377,450	$366,250

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,959	$1,959	$—	$—
Accounts payable	14,357	8,301	14,357	8,301
Accrued expenses	21,288	23,828	21,288	23,828
Members’ distribution payable	50	—	50	—

Total current liabilities	37,654	34,088	35,695	32,129

Long-term debt	259,541	254,631	150,000	150,000
Other liabilities	438	—	438	—

Commitments and contingencies	—	—	—	—

Members’ equity subject to put request	45,341	48,835	—	—

Members’ equity	36,928	31,248	191,317	184,121

Total liabilities and members’ equity	$379,902	$368,802	$377,450	$366,250

See notes to consolidated financial statements.

Consolidated Statements of Income

(dollar amounts in thousands)

(unaudited)

	Norcraft Holdings, L.P.
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net sales	$102,547	$121,876	$196,454	$230,542

Cost of sales	67,238	82,459	130,894	159,009

Gross profit	35,309	39,417	65,560	71,533

Selling, general and administrative expenses	18,898	20,707	36,566	38,523

Income from operations	16,411	18,710	28,994	33,010

Other expense (income):
Interest expense, net	5,909	5,640	11,829	11,229
Amortization of deferred financing costs	375	374	748	758
Other, net	34	22	66	74

Total other expense (income)	6,318	6,036	12,643	12,061

Net income	$10,093	$12,674	$16,351	$20,949

See notes to consolidated financial statements.

Consolidated Statements of Income

(dollar amounts in thousands)

(unaudited)

	Norcraft Companies, L.P.
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net sales	$102,547	$121,876	$196,454	$230,542

Cost of sales	67,238	82,459	130,894	159,009

Gross profit	35,309	39,417	65,560	71,533

Selling, general and administrative expenses	18,898	20,707	36,566	38,523

Income from operations	16,411	18,710	28,994	33,010

Other expense (income):
Interest expense, net	3,291	3,373	6,673	6,765
Amortization of deferred financing costs	269	278	538	568
Other, net	34	22	66	74

Total other expense (income)	3,594	3,673	7,277	7,407

Net income	$12,817	$15,037	$21,717	$25,603

See notes to consolidated financial statements.

Consolidated Statements of Changes in Members’ Equity and Comprehensive Income

(dollar amounts in thousands)

(unaudited)

	Norcraft Holdings, L.P.
	Members’ Equity	Accumulated other comprehensive income (loss)	Total comprehensive income (loss)
Members’ equity at December 31, 2006	$31,248	$(55)
Adoption of FIN 48	(438)
Issuance of members interest	49
Stock compensation expense	384
Accretion on members’ interest subject to put request	3,494
Distributions to members	(13,430)
Repurchase of members’ interest	(716)
Cumulative translation adjustment	(14)	(14)	(14)
Net income	16,351		16,351

Total comprehensive income			$16,337

Members’ equity at June 30, 2007	$36,928	$(69)

See notes to consolidated financial statements.

Consolidated Statements of Changes in Member’s Equity and Comprehensive Income

(dollar amounts in thousands)

(unaudited)

	Norcraft Companies, L.P.
	Members’ Equity	Accumulated other comprehensive income (loss)	Total comprehensive income (loss)
Member’s equity at December 31, 2006	$184,121	$(55)
Adoption of FIN 48	(438)
Issuance of members interest	49
Stock compensation expense	384
Distribution to member	(13,786)
Repurchase of member interest	(716)
Cumulative translation adjustment	(14)	(14)	(14)
Net income	21,717		21,717

Total comprehensive income			$21,703

Member’s equity at June 30, 2007	$191,317	$(69)

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(dollar amounts in thousands)

(unaudited)

	Norcraft Holdings, L.P.		Norcraft Companies, L.P.
	Six Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cash flows from operating activities:
Net income	$16,351	$20,949	$21,717	$25,603
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment:	2,555	2,251	2,555	2,251
Amortization:
Customer relationships	2,233	2,232	2,233	2,232
Deferred financing costs	748	758	538	568
Display cabinets	2,978	2,696	2,978	2,696
Provision for uncollectible accounts receivable	325	562	325	562
Provision for obsolete and excess inventory	166	178	166	178
Provision for warranty claims	1,646	2,521	1,646	2,521
Accreted interest on senior notes	4,910	4,464	—	—
Stock compensation expense	384	421	384	421
Loss (gain) on disposal of assets	72	49	72	49
Change in operating assets and liabilities:
Trade accounts receivable	(144)	(7,454)	(144)	(7,454)
Inventories	(3,405)	(1,325)	(3,405)	(1,325)
Prepaid expenses	191	355	191	355
Other assets	40	17	40	17
Accounts payable and accrued liabilities	2,295	3,497	2,295	3,497

Net cash provided by operating activities	31,345	32,171	31,591	32,171

Cash flows from investing activities:
Proceeds from sale of property and equipment	23	54	23	54
Purchase of property, plant and equipment	(4,151)	(3,357)	(4,151)	(3,357)
Additions to display cabinets	(3,734)	(3,450)	(3,734)	(3,450)

Net cash used in investing activities	(7,862)	(6,753)	(7,862)	(6,753)
Cash flows from financing activities:
Payment of financing costs	—	(732)	—	(732)
Bank overdrafts payable	—	(1,666)	—	(1,666)
Proceeds from issuance of member interests	49	1,715	49	1,715
Repurchase of members’ interests	(716)	(315)	(716)	(315)
Distributions to members	(13,380)	(7,518)	(13,736)	(7,518)

Net cash used in financing activities	(14,047)	(8,516)	(14,403)	(8,516)

Effect of exchange rates on cash	63	(66)	63	(66)

Net increase in cash	9,499	16,836	9,389	16,836

Cash, beginning of the period	3,928	933	4,038	933

Cash, end of period	$13,427	$17,769	$13,427	$17,769

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$7,300	$6,996	$7,054	$6,996

Supplemental disclosure of non-cash transactions:
Tax distributions declared but not paid	$50	$470	$50	$470

See notes to consolidated financial statements.

Norcraft Holdings, L.P. Norcraft Companies, L.P.

Notes to Consolidated Financial Statements

(in thousands)

(unaudited)

1.	Basis of Presentation

The accompanying financial statements are those of Norcraft Holdings, L.P. (“Holdings”) and one of its wholly owned subsidiaries Norcraft Companies, L.P. (“Norcraft”). Holdings had no activity prior to its acquisition of Norcraft Companies L.L.C. (the predecessor company of Norcraft) on October 21, 2003. Norcraft is a separate public reporting company, and a 100% owned indirect subsidiary of Holdings. Holdings and Norcraft are collectively referred to as the “Company”.

The consolidated financial statements of Holdings include the accounts of its 100% owned subsidiary, Norcraft Intermediate Holdings, L.P., whose sole assets are Norcraft and Norcraft Capital Corp. In August 2004, Holdings and Norcraft Capital Corp. issued $118.0 million of 9 3/4% senior discount notes generating gross proceeds of $80.3 million. Holdings and Norcraft Capital Corp. are the sole obligors of these notes. Other than the foregoing debt obligations, related deferred issuance costs, and related interest and amortization expense, all other assets, liabilities, income, expenses and cash flows of the consolidated financial statements of Holdings presented for all periods represent those of its wholly-owned subsidiary Norcraft. Additionally, for the fourth quarter of 2006, there was a difference in cash and members’ equity between Holdings and Norcraft due to the timing of a cash transfer.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the interim consolidated financial statements and accompanying notes included herein should be read in conjunction with the more detailed information contained in the Company’s annual report on form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission. The unaudited interim consolidated financial statements as of June 30, 2007 and 2006 and for the three and six months ended June 30, 2007 and 2006 include all normal recurring adjustments which management considers necessary for the fair presentation of financial position, results of operations and cash flows for the interim periods.

Unless separately stated, the notes herein relate to both Holdings and Norcraft.

2.	Stock-Based Compensation

Holdings has a Management Incentive Plan, (the “Plan”) which provides for the grants of incentive Class D limited partnership units in Holdings to selected employees of the Company. Under the terms of the Plan, the Class D units generally begin to vest on the December 31 of the first full year following the date of grant, with 50% of the units typically vesting over a 5 year period, and 50% vesting over a 5 year period subject to the Company meeting certain performance based criteria in each of those years. Upon vesting, each Class D unit entitles the unit holder the option to purchase one Class A unit in Holdings. All Class D units will be issued with an exercise price equal to the then fair value of Holdings’ Class A units.

The fair value of the Class D units granted is based on the Black-Scholes option-pricing model. Upon adoption of SFAS No. 123R the Company is required to incorporate a volatility factor in the fair value calculation. The volatility factor is developed through the use of a sample of peer group companies. The peer group consists of publicly-traded companies that operate in the Company’s same industry. The Company granted 227,553 (of which 42,553 were granted in the three months ended June 30, 2007) incentive Class D units during the six months ended June 30, 2007; the cumulative fair value of which was determined to be $0.2 million.

Compensation expense related to Class D units was $0.2 and $0.4 million for the three and six months ended June 30, 2007, respectively, and $0.2 and $0.4 million for the three and six months ended June 30, 2006, respectively. Because individuals receiving these Class D unit awards are employees of Norcraft, the compensation expense is recorded at the Norcraft level.

The following table sets forth information about the fair value of the Class D unit grant on the date of grant using the Black-Scholes option-pricing model and the weighted average assumptions used for such grant:

	Six Months ended June 30, 2007	Year Ended December 31, 2006
Weighted-average fair value of Class D Units granted	$0.91	$0.82
Dividend yield	0.00%	0.00%
Risk-free interest rate	4.53%	4.69%
Volatility	35.0%	34.5%
Expected lives	5.00	4.92

A summary of Class D Unit activity under the Plan is as follows:

	Six Months Ended June 30, 2007
	Units	Weighted-Average Exercise Price (1)
Beginning balance	6,666,599	$0.90
Granted	227,553	$2.31
Exercised	(88,460)	$0.17
Forfeited	(110,609)	$0.94

Ending balance	6,695,083	$0.97

Exercisable balance	3,734,773	$0.52

(1)	Price per-share amounts shown are adjusted to reflect the effect of the modification of exercise price in June 2007.

The intrinsic values of the issued Class D units and exercisable Class D units at June 30, 2007 were $8.3 million and $4.6 million, respectively.

3.	Trade Accounts Receivable

Trade accounts receivable consists of the following:

	June 30, 2007	December 31, 2006
Trade accounts receivable, gross	$36,647	$36,812
Less: Allowance for uncollectible accounts	(1,097)	(1,094)

	$35,550	$35,718

4.	Inventories

Inventories consist of the following:

	June 30, 2007	December 31, 2006
Raw materials and supplies	$12,996	$12,164
Work in process	6,122	6,243
Finished goods	6,114	3,590

	$25,232	$21,997

5.	Intangible Assets

Amortizable intangible assets consist of the following:

	Norcraft Holdings, L.P.
	June 30, 2007		December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$67,000	$(16,502)	$67,000	$(14,269)
Deferred financing costs	16,386	(9,478)	16,386	(8,730)

Total	$83,386	$(25,980)	$83,386	$(22,999)

	Norcraft Companies, L.P.
	June 30, 2007		December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$67,000	$(16,502)	$67,000	$(14,269)
Deferred financing costs	12,853	(8,397)	12,853	(7,859)

Total	$79,853	$(24,899)	$79,853	$(22,128)

Intangible assets not subject to amortization consist of the following:

	June 30, 2007	December 31, 2006
Goodwill	$148,459	$148,459
Brand names	49,000	49,000

Total	$197,459	$197,459

There were no impairment losses or other gains and losses on disposal of intangible assets for the six months ended June 30, 2007 and 2006.

6.	Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2007	December 31, 2006
Salaries, wages and employee benefits	$7,662	$10,775
Commissions, rebates and marketing programs	4,720	4,661
Interest	2,250	2,250
Other	6,656	6,142

	$21,288	$23,828

Product warranty activity is as follows:

	June 30, 2007	June 30, 2006
Beginning Balance – December 31	$871	$843
Accruals for warranties – current	1,646	2,521
Settlements made during the period	(1,759)	(2,370)

Ending Balance – June 30	$758	$994

Product warranty is a component of the “Other” category in the accrued expenses table above.

7.	Income Taxes - Adoption of FIN 48

The Company is a limited partnership, whereby the Company’s income is allocated to its limited partners for inclusion in their respective tax returns. Accordingly, no liability or provision for federal income taxes and deferred income taxes attributable to the Company’s operations are included in the accompanying financial statements. However, the Company is subject to various state and local taxes at the entity level and files income tax returns in various jurisdictions. Effective January 1, 2007, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (“FIN 48”), which provides a comprehensive model for the recognition, measurement and disclosure in financial statements of uncertain income tax positions that a company has taken or expects to take on a tax return. Companies are required to accrue interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax laws. Upon the adoption of FIN 48, the Company recorded a reserve for unrecognized state and local tax benefits totaling $0.4 million as an increase to other long-term liabilities, with a corresponding decrease to retained earnings. The transition adjustment included $0.2 million of interest and penalties, as of January 1, 2007. The Company classifies taxes, interest and penalties as a component of other expense.

The Company is subject to tax examinations by tax authorities in numerous states until the applicable statute of limitations expire. The Company does not anticipate significant changes in the amount of unrecognized tax benefits over the next year.

8.	Long-term Debt

Long-term debt consists of the following:

	Norcraft Holdings, L.P.		Norcraft Companies, L.P.
	June 30, 2007	December 31, 2006	June 30, 2007	December 31, 2006
Senior subordinated notes payable (due in 2011 with semi-annual interest payments at 9%)	$150,000	$150,000	$150,000	$150,000
Unsecured notes (due in 2009 with interest at 8.45%)	5,878	5,878	—	—
Senior discount notes payable (due in 2012 with interest accreting at 9.75%)	118,000	118,000	—	—

Total debt	273,878	273,878	150,000	150,000
Less discount	12,378	17,288	—	—
Less current portion	1,959	1,959	—	—

Long term debt	$259,541	$254,631	$150,000	$150,000

Senior Credit Facility

Norcraft has entered into a senior credit facility, as amended, with a syndicate of financial institutions providing for up to $60 million in borrowings available through a revolving loan facility which matures on May 2, 2011 and has no scheduled amortization or commitment reductions. At the Company’s option, borrowings bear interest at a variable interest rate based on either LIBOR or prime rate plus an applicable margin. The margin is based on the leverage ratio of Norcraft. Interest is payable quarterly at 1.75% over LIBOR (5.32% at June 30, 2007) or 0.75% over prime (8.25% at June 30, 2007). As of June 30, 2007 and December 31, 2006, no amounts were outstanding under the revolving loan facility.

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

In addition, the senior credit facility is guaranteed by Intermediate Holdings and secured by its assets (including Norcraft’s equity interests), as well as guaranteed by and secured by the equity interests and substantially all of the assets of Norcraft’s subsidiaries.

The senior credit facility also contains customary events of default, and upon the occurrence of such events of default, the outstanding obligations may be accelerated and become due and payable immediately.

Commitment fees are due quarterly at a rate of 0.375% of any unused commitments.

Approximately $5.4 million of letters of credit were outstanding at June 30, 2007 and December 31, 2006. The total available under the senior credit facility, which is reduced by any outstanding letters of credit, was $54.6 million at June 30, 2007 and December 31, 2006 as per the amended agreement.

Senior Subordinated Notes

On October 21, 2003, Norcraft and Norcraft Finance Corp., a 100% owned finance subsidiary of Norcraft, issued, on a joint and several basis, $150.0 million, 9% senior subordinated notes due in 2011 (the “Senior Subordinated Notes”). Norcraft Finance Corp. was formed on September 26, 2003 and has no operations. Interest accrues on the Senior Subordinated Notes and is payable semiannually on May 1 and November 1 of each year at a rate of 9% per annum. The Senior Subordinated Notes are subordinated to all existing and future senior debt, including indebtedness under the senior credit facility.

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

Holdings Senior Discount Notes

On August 17, 2004, Holdings and Norcraft Capital Corp., a 100% owned finance subsidiary of Holdings, issued, on a joint and several basis, $118.0 million aggregate principal amount at maturity ($80.3 million gross proceeds) of 9 3/4% Senior Discount Notes due 2012 (the “Senior Discount Notes”). The net proceeds of this offering were used to make a distribution to Holdings’ limited partners. Norcraft Capital Corp. was formed on August 12, 2004 and has no operations. Interest accrues on the Senior Discount Notes in the form of an increase in the accreted value of the note prior to September 1, 2008. Thereafter, cash interest on the Senior Discount Notes will accrue and be payable semiannually in arrears on March 1 and September 1 of each year, commencing March 1, 2009 at a rate of 9 3/4% per annum. Holdings has no independent operating assets or liabilities other than its investment in its subsidiaries.

At any time on or after September 1, 2008, Holdings may redeem the Senior Discount Notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a premium, declining ratably to par, plus accrued and unpaid interest. At any time on or prior to September 1, 2007, Holdings’ may redeem up to 35% of the aggregate accreted value of the Senior Discount Notes with the proceeds of qualified equity offerings at a redemption price equal to 109.75% of the accreted value.

If Holdings experiences a change in control prior to September 1, 2008, it may redeem all, but not less than all, of the Senior Discount Notes at a purchase price equal to 100% of the accreted value plus a make-whole premium as defined. If Holdings experiences a change in control prior to September 1, 2008, it may be required to offer to purchase the Senior Discount Notes at a purchase price equal to 101% of the accreted value plus accrued and unpaid interest.

Additionally, the terms of the indenture governing the Senior Discount Notes limit Holdings’ ability to, among other things, incur additional indebtedness, dispose of assets, make acquisitions, make other investments, pay dividends and make various other payments. The terms also include cross-default provisions.

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

The Senior Discount Notes are structurally subordinated to all debt and liabilities, including trade payables, of Holdings’ subsidiaries, including Norcraft, and are effectively subordinated to any of Holdings’ future secured debt to the extent of the value of the assets securing such debt. Holdings’ subsidiaries may not have sufficient funds or assets to permit payments to Holdings in amounts sufficient to permit Holdings to pay all or any portion of its indebtedness and other obligations, including its obligations on the Senior Discount Notes. As of June 30, 2007 and December 31, 2006 the aggregate debt of Holdings’ subsidiaries (other than Norcraft Capital Corp., which has no additional debt) was $261.5 million and $256.6 million, respectively.

Unsecured Notes

In September 2006, Holdings repurchased the equity interests of two former members. Consideration for these repurchases was in the form of $2.0 million in cash and $5.9 million in unsecured notes payable (the “Unsecured Notes”). Principal on the Unsecured Notes is payable in three equal, annual payments beginning September 30, 2007. These notes accrue interest at 8.45%, which is payable quarterly.

The following represents certain condensed consolidating financial information as of June 30, 2007 and December 31, 2006 and for the periods ended June 30, 2007 and 2006 for the issuers and for Norcraft Canada Corporation, a wholly-owned subsidiary of Norcraft, which fully and unconditionally guarantees the Senior Subordinated Notes. In addition, the terms and conditions of the Senior Subordinated Notes limit Norcraft’s ability to pay dividends or other payments to Holdings. In this regard, the net assets of Norcraft are restricted assets of Holdings. As such, condensed financial information for Holdings (the parent company) is also presented.

CONDENSED CONSOLIDATING BALANCE SHEETS

As of June 30, 2007

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.
Current assets	$74,490	$—	$1,419	$—	$75,909	$—	$—	$75,909
Property, plant & equipment, net	34,519	—	4,580	—	39,099	—	—	39,099
Investments in subsidiary	1,679	—	—	(1,679)	—	191,317	(191,317)	—
Other assets	265,523	—	213	(3,294)	262,442	2,452	—	264,894

Total assets	$376,211	$—	$6,212	$(4,973)	$377,450	$193,769	$(191,317)	$379,902

Current liabilities	$34,456	$—	$1,239	$—	$35,695	$1,959	$—	$37,654
Long-term debt	150,000	—	3,294	(3,294)	150,000	109,541	—	259,541
Other liabilities	438	—	—	—	438	—	—	438
Members’ equity subject to put request	—	—	—	—	—	45,341	—	45,341
Members’ equity	191,317	—	1,679	(1,679)	191,317	36,928	(191,317)	36,928

Total liabilities & members’ equity	$376,211	$—	$6,212	$(4,973)	$377,450	$193,769	$(191,317)	$379,902

As of December 31, 2006

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.
Current assets	$61,710	$—	$1,928	$—	$63,638	$(110)	$—	$63,528
Property, plant & equipment, net	33,639	—	4,476	—	38,115	—	—	38,115
Investments in subsidiary	1,886	—	—	(1,886)	—	184,121	(184,121)	—
Other assets	268,569	—	213	(4,285)	264,497	2,662	—	267,159

Total assets	$365,804	$—	$6,617	$(6,171)	$366,250	$186,673	$(184,121)	$368,802

Current liabilities	$31,683	$—	$446	$—	$32,129	$1,959	$—	$34,088
Long-term debt	150,000	—	4,285	(4,285)	150,000	104,631	—	254,631
Members’ equity subject to put request	—	—	—	—	—	48,835	—	48,835
Members’ equity	184,121	—	1,886	(1,886)	184,121	31,248	(184,121)	31,248

Total liabilities & members’ equity	$365,804	$—	$6,617	$(6,171)	$366,250	$186,673	$(184,121)	$368,802

(1)	Co-issuers

CONDENSED CONSOLIDATING INCOME STATEMENTS

For the Three Months Ended June 30, 2007

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.
Net sales	$102,519	$—	$3,355	$(3,327)	$102,547	$—	$—	$102,547
Cost of sales	67,197	—	3,368	(3,327)	67,238	—	—	67,238

Gross profit	35,322	—	(13)	—	35,309	—	—	35,309
Equity in earnings of subsidiary	(140)	—	—	140	—	12,817	(12,817)	—
Selling, general and administrative expenses	18,775	—	123	—	18,898	—	—	18,898

Income (loss) from operations	16,407	—	(136)	140	16,411	12,817	(12,817)	16,411
Other expense (income):
Interest expense, net	3,291	—	—	—	3,291	2,618	—	5,909
Amortization of deferred financing costs	269	—	—	—	269	106	—	375
Other, net	30	—	4	—	34	—	—	34

	3,590	—	4	—	3,594	2,724	—	6,318

Net income	$12,817	$—	$(140)	$140	$12,817	$10,093	$(12,817)	$10,093

For the Three Months Ended June 30, 2006

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.
Net sales	$121,876	$—	$4,860	$(4,860)	$121,876	$—	$—	$121,876
Cost of sales	82,591	—	4,728	(4,860)	82,459	—	—	82,459

Gross profit	39,285	—	132	—	39,417	—	—	39,417
Equity in earnings of subsidiary	10	—	—	(10)	—	15,037	(15,037)	—
Selling, general and administrative expenses	20,585	—	122	—	20,707	—	—	20,707

Income (loss) from operations	18,710	—	10	(10)	18,710	15,037	(15,037)	18,710
Other expense (income):
Interest expense, net	3,373	—	—	—	3,373	2,267	—	5,640
Amortization of deferred financing costs	278	—	—	—	278	96	—	374
Other, net	22	—	—	—	22	—	—	22

	3,673	—	—	—	3,673	2,363	—	6,036

Net income	$15,037	$—	$10	$(10)	$15,037	$12,674	$(15,037)	$12,674

CONDENSED CONSOLIDATING INCOME STATEMENTS

For the Six Months Ended June 30, 2007

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.
Net sales	$196,426	$—	$6,632	$(6,604)	$196,454	$—	$—	$196,454
Cost of sales	130,900	—	6,598	(6,604)	130,894	—	—	130,894

Gross profit	65,526	—	34	—	65,560	—	—	65,560
Equity in earnings of subsidiary	(193)	—	—	193	—	21,717	(21,717)	—
Selling, general and administrative expenses	36,355	—	211	—	36,566	—	—	36,566

Income (loss) from operations	28,978	—	(177)	193	28,994	21,717	(21,717)	28,994
Other expense (income):
Interest expense, net	6,664	—	9	—	6,673	5,156	—	11,829
Amortization of deferred financing costs	538	—	—	—	538	210	—	748
Other, net	59	—	7	—	66	—	—	66

	7,261	—	16	—	7,277	5,366	—	12,643

Net income	$21,717	$—	$(193)	$193	$21,717	$16,351	$(21,717)	$16,351

For the Six Months Ended June 30, 2006

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.
Net sales	$230,542	$—	$9,340	$(9,340)	$230,542	$—	$—	$230,542
Cost of sales	159,346	—	9,003	(9,340)	159,009	—	—	159,009

Gross profit	71,196	—	337	—	71,533	—	—	71,533
Equity in earnings of subsidiary	72	—	—	(72)	—	25,603	(25,603)	—
Selling, general and administrative expenses	38,278	—	245	—	38,523	—	—	38,523

Income (loss) from operations	32,990	—	92	(72)	33,010	25,603	(25,603)	33,010
Other expense (income):
Interest expense, net	6,765	—	—	—	6,765	4,464	—	11,229
Amortization of deferred financing costs	568	—	—	—	568	190	—	758
Other, net	54	—	20	—	74	—	—	74

	7,387	—	20	—	7,407	4,654	—	12,061

Net income	$25,603	$—	$72	$(72)	$25,603	$20,949	$(25,603)	$20,949

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2007

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.
Cash flows provided by (used in) operating activities	$31,127	$—	$464	$31,591	$14,157	$(14,403)	$31,345
Cash flows provided by (used in) investing activities	(7,401)	—	(461)	(7,862)	—	—	(7,862)
Cash flows provided by (used in) financing activities	(14,403)	—	—	(14,403)	(14,047)	14,403	(14,047)
Effect of exchange rates on cash	—	—	63	63	—	—	63

Net increase (decrease) in cash	9,323	—	66	9,389	110	—	9,499
Cash, beginning of period	3,893	—	145	4,038	(110)	—	3,928

Cash, end of period	$13,216	$—	$211	$13,427	$—	$—	$13,427

For the Six Months Ended June 30, 2006

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.
Cash flows provided by (used in) operating activities	$31,914	$—	$257	$32,171	$7,833	$(7,833)	$32,171
Cash flows provided by (used in) investing activities	(6,542)	—	(211)	(6,753)	—	—	(6,753)
Cash flows provided by (used in) financing activities	(8,516)	—	—	(8,516)	(7,833)	7,833	(8,516)
Effect of exchange rates on cash	—	—	(66)	(66)	—	—	(66)

Net increase (decrease) in cash	16,856	—	(20)	16,836	—	—	16,836
Cash, beginning of period	854	—	79	933	—	—	933

Cash, end of period	$17,710	$—	$59	$17,769	$—	$—	$17,769

(1)	Co-issuers

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and the accompanying notes included elsewhere in this quarterly report. Additionally, the following discussion should be read together with the Selected Financial Data and our consolidated financial statements and the accompanying notes included in our 2006 annual report on Form 10-K. All of our operations are conducted through Norcraft Companies, L.P. (“Norcraft”). Norcraft is an indirect wholly-owned subsidiary of Norcraft Holdings, L.P. (“Holdings”). The words “Company”, “we”, “us”, and “our” refer to Holdings together with Norcraft.

We are a leader in manufacturing, assembling and finishing kitchen and bathroom cabinetry in the United States. We provide our customers with a single source for a broad range of high-quality cabinetry, including stock, semi-custom and custom cabinets. Our cabinets are manufactured in both framed and full access construction. We market our products through five brands: Mid Continent Cabinetry, UltraCraft, StarMark, Fieldstone and Brookwood. The Mid Continent and UltraCraft brands correspond to those divisions, while the StarMark, Fieldstone and Brookwood brands correspond to the StarMark division.

As discussed below, during the six months ended June 30, 2007, we continued to experience a significant slow-down in the number of incoming orders due to the industry-wide slow-down caused by the slow-down in the U.S. housing market. Notwithstanding this decrease in sales, our profitability at the gross margin level is improved due to production efficiencies and changes in our product mix. Additional significant events during this period included a cash distribution to the holders of Class A and B units in Holdings totaling $6.9 million that was consummated in the second quarter.

Results of Operations

The following table outlines for the periods indicated, selected operating data as a percentage of net sales.

	Norcraft Holdings, L.P.
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	65.6%	67.7%	66.6%	69.0%

Gross profit	34.4%	32.3%	33.4%	31.0%
Selling, general and administrative expenses	18.4%	17.0%	18.7%	16.7%

Income from operations	16.0%	15.3%	14.7%	14.3%

Interest expense, net	5.8%	4.6%	6.0%	4.9%
Amortization of deferred financing costs	0.4%	0.3%	0.4%	0.3%

Net income	9.8%	10.4%	8.3%	9.1%

	Norcraft Companies, L.P
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	65.6%	67.7%	66.6%	69.0%

Gross profit	34.4%	32.3%	33.4%	31.0%
Selling, general and administrative expenses	18.4%	17.0%	18.7%	16.7%

Income from operations	16.0%	15.3%	14.7%	14.3%

Interest expense, net	3.2%	2.8%	3.4%	2.9%
Amortization of deferred financing costs	0.3%	0.2%	0.3%	0.2%

Net income	12.5%	12.3%	11.0%	11.2%

Three Months Ended June 30, 2007 Compared with Three Months Ended June 30, 2006

Net Sales. Net sales decreased by $19.4 million, or 15.9%, from $121.9 million for the three months ended June 30, 2006 to $102.5 million for the same period of 2007. The decrease in sales is primarily caused by the current industry wide slow-down in the U.S. housing market. Various customers, channels and product lines have been impacted differently by the industry slow-down because of price points, geographies and various other factors. The varied impact of the slow-down caused the divisions within Norcraft to be impacted differently. The decline in sales was attributable to a decrease in sales by our Mid Continent division, which made up most of the overall decrease in net sales, as well as a decrease in sales by our UltraCraft division. These decreases were slightly offset by an increase in sales by our StarMark division.

Cost of Sales. Cost of sales decreased by $15.3 million, or 18.5%, from $82.5 million for the three months ended June 30, 2006 to $67.2 million for same period of 2007. The decrease was primarily attributable to our decreased sales volume. Cost of sales as a percentage of net sales decreased from 67.7% for the three months ended June 30, 2006 to 65.6% for the same period of 2007.

Gross Profit. Gross profit decreased by $4.1 million, or 10.4%, from $39.4 million for the three months ended June 30, 2006 to $35.3 million for the same period of 2007. Gross profit as a percentage of net sales increased from 32.3% for the three months ended June 30, 2006 to 34.4% for the same period of 2007. Gross profit margin was positively impacted by production efficiencies.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $1.8 million, or 8.7%, from $20.7 million for the three months ended June 30, 2006 to $18.9 million for the same period of 2007. Selling, general and administrative expenses were $0.9 million lower than the prior-year period because of decreased sales and marketing expense to generate new customers. Selling, general and administrative expenses as a percentage of net sales increased from 17.0% for the three months ended June 30, 2006 to 18.4% for the same period of 2007.

Income from Operations. Income from operations decreased by $2.3 million, or 12.3%, from $18.7 million for the three months ended June 30, 2006 compared to $16.4 million for the same period of 2007. The decrease in income from operations was a result of factors described above. Income from operations as a percentage of net sales, however, increased from 15.3% for the three months ended June 30, 2006 to 16.0% for the same period of 2007.

Interest, Amortization of Deferred Financing Fees, and Other Expenses. Holdings’ consolidated interest, amortization of deferred financing fees, and other expenses increased by $0.3 million, or 4.7%, from $6.0 million for the three months ended June 30, 2006 to $6.3 million for the same period of 2007. Interest expense increased $0.3 million from increased indebtedness, mainly attributable to the increase in the Senior Discount Notes due to accretion. The average debt balances were $260.3 million and $244.9 million during the three months ended June 30, 2007 and 2006, respectively. The borrowing rates on the Senior Subordinated Notes and the Senior Discount Notes are fixed at 9.0% and 9.75%, respectively. Amortization of deferred financing charges was flat during the three months ended June 30, 2007 compared to the three months ended June 30, 2006. Interest, amortization of deferred financing fees, and other expenses for Holdings as a percentage of net sales increased from 4.9% for the three months ended June 30, 2006 to 6.2% for the same period of 2007.

Interest, amortization of deferred financing fees, and other expenses decreased for Norcraft by $0.1 million, or 2.2%, from $3.7 million for the three months ended June 30, 2006 to $3.6 million for the same period of 2007. Interest, amortization of deferred financing fees, and other expenses for Norcraft as a percentage of net sales increased from 3.0% for the three months ended June 30, 2006 to 3.5% for the same period of 2007.

Net Income. Holdings’ net income decreased $2.6 million from $12.7 million for the three months ended June 30, 2006 to $10.1 million for the same period of 2007, for the reasons described above. Net income as a percentage of net sales for Holdings decreased from 10.4% for the three months ended June 30, 2006 to 9.8% for the same period of 2007.

Norcraft’s net income decreased $2.2 million from $15.0 million for the three months ended June 30, 2006 to $12.8 million for the same period of 2007, for the reasons described above. Net income as a percentage of net sales for Norcraft decreased from 12.3% for the three months ended June 30, 2006 to 12.5% for the same period of 2007.

Six Months Ended June 30, 2007 Compared with Six Months Ended June 30, 2006

Net Sales. Net sales decreased by $34.0 million, or 14.8%, from $230.5 million for the six months ended June 30, 2006 to $196.5 million for the same period of 2007. The decrease in sales is primarily caused by the current industry wide slow-down in the U.S. housing market. Various customers, channels and product lines have been impacted differently by the industry slow-down because of price points, geographies and various other factors. The varied impact of the slow-down caused the divisions within Norcraft to be impacted differently. The decline in sales was attributable to a decrease in sales by our Mid Continent division, which made up most of the overall decrease in net sales, as well as a decrease in sales by our UltraCraft division. These decreases were slightly offset by an increase in sales by our StarMark division.

Cost of Sales. Cost of sales decreased by $28.1 million, or 17.7%, from $159.0 million for the six months ended June 30, 2006 to $130.9 million for same period of 2007. The decrease was primarily attributable to our decreased sales volume. Cost of sales as a percentage of net sales decreased from 69.0% for the six months ended June 30, 2006 to 66.6% for the same period of 2007.

Gross Profit. Gross profit decreased by $5.9 million, or 8.3%, from $71.5 million for the six months ended June 30, 2006 to $65.6 million for the same period of 2007. Gross profit as a percentage of net sales increased from 31.0% for the six months ended June 30, 2006 to 33.4% for the same period of 2007. Gross profit margin was positively impacted by production efficiencies.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $1.9 million, or 5.1%, from $38.5 million for the six months ended June 30, 2006 to $36.6 million for the same period of 2007. Selling, general and administrative expenses were $0.7 million lower than the prior-year period because of decreased sales and marketing expense to generate new customers. Selling, general and administrative expenses as a percentage of net sales increased from 16.7% for the six months ended June 30, 2006 to 18.7% for the same period of 2007.

Income from Operations. Income from operations decreased by $4.0 million, or 12.2%, from $33.0 million for the six months ended June 30, 2006 compared to $29.0 million for the same period of 2007. The decrease in income from operations was a result of factors described above. Income from operations as a percentage of net sales, however, increased from 14.3% for the six months ended June 30, 2006 to 14.7% for the same period of 2007.

Interest, Amortization of Deferred Financing Fees, and Other Expenses. Holdings’ consolidated interest, amortization of deferred financing fees, and other expenses increased by $0.5 million, or 4.8%, from $12.1 million for the six months ended June 30, 2006 to $12.6 million for the same period of 2007. Interest expense increased $0.6 million from increased indebtedness, mainly attributable to the increase in the Senior Discount Notes due to accretion. The average debt balances were $259.0 million and $243.8 million during the six months ended June 30, 2007 and 2006, respectively. The borrowing rates on the Senior Subordinated Notes and the Senior Discount Notes are fixed at 9.0% and 9.75%, respectively. Amortization of deferred financing charges decreased $0.1 million during the six months ended June 30, 2007 compared to the six months ended June 30, 2006. Interest, amortization of deferred financing fees, and other expenses for Holdings as a percentage of net sales increased from 5.2% for the six months ended June 30, 2006 to 6.4% for the same period of 2007.

Interest, amortization of deferred financing fees, and other expenses decreased for Norcraft by $0.1 million, or 1.8%, from $7.4 million for the six months ended June 30, 2006 to $7.3 million for the same period of 2007. Interest, amortization of deferred financing fees, and other expenses for Norcraft as a percentage of net sales increased from 3.1% for the six months ended June 30, 2006 to 3.7% for the same period of 2007.

Net Income. Holdings’ net income decreased $4.5 million from $20.9 million for the six months ended June 30, 2006 to $16.4 million for the same period of 2007, for the reasons described above. Net income as a percentage of net sales for Holdings decreased from 9.1% for the six months ended June 30, 2006 to 8.3% for the same period of 2007.

Norcraft’s net income decreased $3.9 million from $25.6 million for the six months ended June 30, 2006 to $21.7 million for the same period of 2007, for the reasons described above. Net income as a percentage of net sales for Norcraft decreased from 11.2% for the six months ended June 30, 2006 to 11.0% for the same period of 2007.

Liquidity and Capital Resources

Cash Flows

Our primary cash needs are working capital, capital expenditures, display cabinets, members’ tax distributions, and debt service. We finance these cash requirements through internally-generated cash flow and, if necessary, funds borrowed under our senior credit facility.

Cash provided by operating activities of Holdings was $31.4 million for the six months ended June 30, 2007, compared with $32.2 million for the same period of 2006, a decrease of $0.8 million. The decrease was primarily due to a decrease in net income of $4.6 million and a change in operating liabilities of $1.2 million, offset by a change in operating assets of $5.1 million.

Cash provided by operating activities of Norcraft was $31.6 million for the six months ended June 30, 2007, compared with $32.2 million for the same period of 2006, a decrease of $0.6 million. The decrease was primarily due to a decrease in net income of $3.9 million and a change in operating liabilities of $1.2 million, offset by a change in operating assets of $5.1 million.

Cash used in investing activities was $7.9 million for the six months ended June 30, 2007, compared with $6.8 million for the same period of 2006, an increase of $1.1 million. Additions to display cabinets were $3.7 million for the six months ended June 30, 2007, compared with $3.4 million for the same period of 2006, an increase of $0.3 million. Additionally, capital expenditures were $4.2 million for the six months ended June 30, 2007, compared with $3.4 million for the same period of 2006, an increase of $0.8 million.

Cash used in financing activities of Holdings was $14.0 million for the six months ended June 30, 2007, compared with $8.5 million used in the same period of 2006, an increase of $5.5 million. This increase was primarily due to an increase in distributions to members of $5.9 million, proceeds used for the issuance of member interests of $1.7 million and repurchases of member interests of $0.4 million, offset by changes in bank overdrafts payable of $1.7 million and financing costs of $0.7 million.

Cash used in financing activities of Norcraft was $14.4 million for the six months ended June 30, 2007, compared with $8.5 million used in the same period of 2006, an increase of $5.9 million. This increase was primarily due to an increase in distributions to members of $6.2 million, proceeds used for the issuance of member interests of $1.7 million and repurchases of member interests of $0.4 million, offset by changes in bank overdrafts payable of $1.7 million and financing costs of $0.7 million.

Debt Structure

We have $261.5 million of outstanding debt, consisting of $150.0 million in Senior Subordinated Notes (with semi-annual interest payments at 9%), $105.6 million in Senior Discount Notes (due in 2012, with interest accreting at 9.75%) and $5.9 million in Unsecured Notes (due in 2009, with annual principal payments and quarterly interest payments of 8.45%). Please see Part I, Item 1, “Notes to Consolidated Financial Statements,” Note 8, “Long Term Debt” for details.

Norcraft’s senior credit facility contains covenants, which, among other things, limit: (i) additional indebtedness; (ii) dividends; (iii) capital expenditures and (iv) acquisitions, mergers and consolidations. Indebtedness under the senior credit facility is secured by substantially all of Norcraft’s assets, including its real and personal property, inventory, accounts receivable, intellectual property and other intangibles. The facility also contains certain financial covenants, including maximum leverage ratio, minimum interest coverage ratio and minimum fixed charge coverage ratio. Norcraft was in compliance with these financial covenants at June 30, 2007.

We anticipate that the funds generated by operations and funds available under our amended revolving credit facility will be sufficient to meet working capital requirements, make required member tax distributions, and to finance capital expenditures over the next several years. There can be no assurance, however, that our business will generate sufficient cash flow from operations, that anticipated net sales growth and operating improvements will be realized or that future borrowings will be available under our senior credit facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs.

Taxes; Distributions to our Limited Partners

We are a limited partnership. As such, our income is allocated to our limited partners for inclusion in their respective tax returns. Accordingly, no liability or provision for federal income taxes and deferred income taxes attributable to our operations are included in our financial statements. We are subject to various state and local taxes.

Norcraft’s senior credit facility and the indenture governing the Senior Subordinated Notes significantly restrict Norcraft and its subsidiaries from paying dividends and otherwise transferring assets to Holdings. Norcraft may, however, make distributions to Holdings, subject to certain limitations, to permit it to make further distributions to its equity holders to pay taxes on our net income allocated to them. There was $6.5 million of tax distribution paid for the six months ended June 30, 2007.

On June 29, 2007, the Company made a cash distribution to the holders of its Class A and B units in Holdings totaling $6.9 million. In addition, the exercise price of the Class D units in Holdings subject to the management incentive plan was modified. There was no significant impact to its financial statements resulting from the modification in exercise price of the Class D units.

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

As of June 30, 2007, the Company has a $60.0 million revolving credit facility which has a variable rate of interest and has the potential to expose the Company to fluctuations in the interest rate market. As of June 30, 2007, there were no borrowings under this facility. The available credit under this revolver is reduced by any outstanding letters of credit. Approximately $5.4 million of letters of credit were outstanding at June 30, 2007.

Item 4.	Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2007. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007 to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the Company’s fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on the Effectiveness of Controls

The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

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

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The materialization of any risks and uncertainties identified in Part I, Item 2, “Uncertainty of Forward Looking Statements and Information Statements” contained in this report together with those previously disclosed in the Form 10-K or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows.

Item 6.	Exhibits

3.1	Third Amended and Restated Limited Partnership Agreement of Norcraft Holdings, L.P.

31.1	Certification by Mark Buller pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Leigh Ginter pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Mark Buller pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Leigh Ginter pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORCRAFT HOLDINGS, L.P.
(Registrant)

NORCRAFT COMPANIES, L.P.
(Registrant)

/s/ Mark Buller	/s/ Leigh Ginter
Mark Buller	Leigh Ginter
Chief Executive Officer	Chief Financial Officer

Date: August 10, 2007	Date: August 10, 2007

Signing on behalf of the Registrant and as Principal Executive Officer	Signing on behalf of the Registrant and as Principal Accounting Officer