Form 10-Q
period 2007-09-30
Norcraft Holdings, L.P.; NORCRAFT COMPANIES LP
filed 2007-11-14
CIK 1305018, 1288248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Norcraft Holdings, L.P.	No rcraft Companies, L.P.

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

PART I. FINANCIAL INFORMATION

Item 1.

Consolidated Balance Sheets

(dollar amounts in thousands)

(unaudited)

	Norcraft Holdings, L.P.		Norcraft Companies, L.P.
	September 30, 2007	December 31, 2006	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash	$26,328	$3,928	$26,328	$4,038
Trade accounts receivable, net	35,720	35,718	35,720	35,718
Inventories	23,901	21,997	23,901	21,997
Prepaid expenses	1,415	1,885	1,415	1,885

Total current assets	87,364	63,528	87,364	63,638
Property, plant and equipment, net	39,290	38,115	39,290	38,115
Other assets:
Goodwill	148,459	148,459	148,459	148,459
Customer relationships, net	49,381	52,731	49,381	52,731
Brand names	49,000	49,000	49,000	49,000
Deferred financing costs, net	6,493	7,656	4,149	4,994
Display cabinets, net	10,219	9,006	10,219	9,006
Other	252	307	252	307

Total other assets	263,804	267,159	261,460	264,497

Total assets	$390,458	$368,802	$388,114	$366,250

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,959	$1,959	$—	$—
Accounts payable	13,831	8,301	13,831	8,301
Accrued expenses	26,599	23,828	26,599	23,828

Total current liabilities	42,389	34,088	40,430	32,129

Long-term debt	258,115	254,631	148,000	150,000
Other liabilities	458	—	458	—
Commitments and contingencies	—	—	—	—
Members’ equity subject to put request	46,981	48,835	—	—
Members’ equity	42,515	31,248	199,226	184,121

Total liabilities and members’ equity	$390,458	$368,802	$388,114	$366,250

See notes to consolidated financial statements.

Consolidated Statements of Income

(dollar amounts in thousands)

(unaudited)

	Norcraft Holdings, L.P.
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales	$105,568	$114,044	$302,022	$344,586
Cost of sales	68,789	76,675	199,683	235,684

Gross profit	36,779	37,369	102,339	108,902
Selling, general and administrative expenses	18,884	19,235	55,450	57,758

Income from operations	17,895	18,134	46,889	51,144
Other expense (income):
Interest expense, net	5,957	5,488	17,786	16,717
Amortization of deferred financing costs	415	368	1,163	1,126
Other, net	62	57	128	131

Total other expense (income)	6,434	5,913	19,077	17,974

Net income	$11,461	$12,221	$27,812	$33,170

See notes to consolidated financial statements.

Consolidated Statements of Income

(dollar amounts in thousands)

(unaudited)

	Norcraft Companies, L.P.
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales	$105,568	$114,044	$302,022	$344,586
Cost of sales	68,789	76,675	199,683	235,684

Gross profit	36,779	37,369	102,339	108,902
Selling, general and administrative expenses	18,884	19,235	55,450	57,758

Income from operations	17,895	18,134	46,889	51,144
Other expense (income):
Interest expense, net	3,298	3,171	9,971	9,936
Amortization of deferred financing costs	307	269	845	837
Other, net	62	57	128	131

Total other expense (income)	3,667	3,497	10,944	10,904

Net income	$14,228	$14,637	$35,945	$40,240

See notes to consolidated financial statements.

Consolidated Statements of Changes in Members’ Equity and Comprehensive Income

(dollar amounts in thousands)

(unaudited)

	Norcraft Holdings, L.P.
	Members’ Equity	Accumulated other comprehensive income (loss)	Total comprehensive income (loss)
Members’ equity at December 31, 2006	$31,248	$(55)
Adoption of FIN 48	(458)
Issuance of members interest	415
Stock compensation expense	563
Accretion on members’ interest subject to put request	1,854
Distributions to members	(18,183)
Repurchase of members’ interest	(716)
Cumulative translation adjustment	(20)	(20)	(20)
Net income	27,812		27,812

Total comprehensive income			$27,792

Members’ equity at September 30, 2007	$42,515	$(75)

See notes to consolidated financial statements.

Consolidated Statements of Changes in Member’s Equity and Comprehensive Income

(dollar amounts in thousands)

(unaudited)

	Norcraft Companies, L.P.
	Members’ Equity	Accumulated other comprehensive income (loss)	Total comprehensive income (loss)
Member’s equity at December 31, 2006	$184,121	$(55)
Adoption of FIN 48	(458)
Issuance of members interest	415
Stock compensation expense	563
Distribution to member	(20,624)
Repurchase of member interest	(716)
Cumulative translation adjustment	(20)	(20)	(20)
Net income	35,945		35,945

Total comprehensive income			$35,925

Member’s equity at September 30, 2007	$199,226	$(75)

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(dollar amounts in thousands)

(unaudited)

	Norcraft Holdings, L.P.		Norcraft Companies, L.P.
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Cash flows from operating activities:
Net income	$27,812	$33,170	$35,945	$40,240
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment:	3,886	3,430	3,886	3,430
Amortization:
Customer relationships	3,350	3,349	3,350	3,349
Deferred financing costs	1,163	1,126	845	837
Display cabinets	4,565	4,073	4,565	4,073
Provision for uncollectible accounts receivable	652	639	652	639
Provision for obsolete and excess inventory	567	101	567	101
Provision for warranty claims	2,579	3,626	2,579	3,626
Accreted interest on senior notes	7,444	6,768	—	—
Stock compensation expense	563	733	563	733
Gain on involuntary asset disposal (fire)	(442)	—	(442)	—
Loss (gain) on disposal of assets	150	50	150	50
Change in operating assets and liabilities:
Trade accounts receivable	(683)	(4,387)	(683)	(4,387)
Inventories	(2,393)	(1,100)	(2,393)	(1,100)
Prepaid expenses	480	895	480	895
Other assets	60	15	60	15
Accounts payable and accrued liabilities	6,149	7,430	6,149	7,430

Net cash provided by operating activities	55,902	59,918	56,273	59,931
Cash flows from investing activities:
Proceeds from sale of property and equipment	26	54	26	54
Insurance proceeds from involuntary asset disposal (fire)	496	—	496	—
Purchase of property, plant and equipment	(5,757)	(4,896)	(5,757)	(4,896)
Additions to display cabinets	(5,783)	(4,615)	(5,783)	(4,615)

Net cash used in investing activities	(11,018)	(9,457)	(11,018)	(9,457)
Cash flows from financing activities:
Payment of financing costs	—	(758)	—	(758)
Bank overdrafts payable	—	(1,666)	—	(1,666)
Payment on term loans to former equity holders	(1,960)	—	—	—
Repurchase of senior subordinated notes	(2,000)	—	(2,000)	—
Proceeds from issuance of member interests	415	1,825	415	1,825
Repurchase of members’ interests	(716)	(2,344)	(716)	(2,344)
Distributions to members	(18,183)	(11,979)	(20,624)	(11,992)

Net cash used in financing activities	(22,444)	(14,922)	(22,925)	(14,935)
Effect of exchange rates on cash	(40)	(62)	(40)	(62)

Net increase in cash	22,400	35,477	22,290	35,477
Cash, beginning of the period	3,928	933	4,038	933

Cash, end of period	$26,328	$36,410	$26,328	$36,410

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

The consolidated financial statements of Holdings include the accounts of its 100% owned subsidiary, Norcraft Intermediate Holdings, L.P., whose sole assets are Norcraft and Norcraft Capital Corp. In August 2004, Holdings and Norcraft Capital Corp. issued $118.0 million of 9 3/4% senior discount notes generating gross proceeds of $80.3 million. Holdings and Norcraft Capital Corp. are the sole obligors of these notes. Other than the foregoing debt obligations, related deferred issuance costs, and related interest and amortization expense, all other assets, liabilities, income, expenses and cash flows of the consolidated financial statements of Holdings presented for all periods represent those of its wholly-owned subsidiary Norcraft. Additionally, at December 31, 2006, there was a difference in cash and members’ equity between Holdings and Norcraft due to the timing of a cash transfer.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the interim consolidated financial statements and accompanying notes included herein should be read in conjunction with the more detailed information contained in the Company’s annual report on form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission. The unaudited interim consolidated financial statements as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006 include all normal recurring adjustments which management considers necessary for the fair presentation of financial position, results of operations and cash flows for the interim periods.

Unless separately stated, the notes herein relate to both Holdings and Norcraft.

2.	Stock-Based Compensation

Holdings has a Management Incentive Plan, (the “Plan”) which provides for the grants of incentive Class D limited partnership units in Holdings to selected employees of the Company. Under the terms of the Plan, the Class D units generally begin to vest on the December 31 of the first full year following the date of grant, with the awards typically vesting over a 5 year period. Upon vesting, each Class D unit entitles the unit holder the option to purchase one Class A unit in Holdings. All Class D units will be issued with an exercise price equal to the then fair value of Holdings’ Class A units.

The fair value of the Class D units granted is based on the Black-Scholes option-pricing model. Upon adoption of SFAS No. 123R the Company is required to incorporate a volatility factor in the fair value calculation. The volatility factor is developed through the use of a sample of peer group companies. The peer group consists of publicly-traded companies that operate in the Company’s same industry. The Company granted 563,804 (of which 336,251 were granted in the three months ended September 30, 2007) incentive Class D units during the nine months ended September 30, 2007; the cumulative fair value of which was determined to be $0.5 million.

Compensation expense related to Class D units was $0.2 and $0.6 million for the three and nine months ended September 30, 2007, respectively, and $0.3 and $0.7 million for the three and nine months ended September 30, 2006, respectively. Because individuals receiving these Class D unit awards are employees of Norcraft, the compensation expense is recorded at the Norcraft level.

The following table sets forth information about the fair value of the Class D unit grant on the date of grant using the Black-Scholes option-pricing model and the weighted average assumptions used for such grant:

	Nine Months ended September 30, 2007	Year Ended December 31, 2006
Weighted-average fair value of Class D Units granted	$0.82	$0.82
Dividend yield	0.00%	0.00%
Risk-free interest rate	4.37%	4.69%
Volatility	31.9%	34.5%
Expected lives	4.97	4.92

A summary of Class D Unit activity under the Plan is as follows:

	Nine Months Ended September 30, 2007
	Units	Weighted-Average Exercise Price
Beginning balance	6,666,599	$0.90
Granted	563,804	$2.27
Exercised	(214,878)	$1.09
Forfeited	(616,280)	$1.61

Ending balance	6,399,245	$0.96

Exercisable balance	2,608,355	$0.46

The intrinsic values of the issued Class D units and exercisable Class D units at September 30, 2007 were $8.4 million and $4.7 million, respectively.

3.	Trade Accounts Receivable

Trade accounts receivable consists of the following:

	September 30, 2007	December 31, 2006
Trade accounts receivable, gross	$37,089	$36,812
Less: Allowance for uncollectible accounts	(1,369)	(1,094)

	$35,720	$35,718

4.	Inventories

Inventories consist of the following:

	September 30, 2007	December 31, 2006
Raw materials and supplies	$11,856	$12,164
Work in process	7,118	6,243
Finished goods	4,927	3,590

	$23,901	$21,997

5.	Intangible Assets

Amortizable intangible assets consist of the following:

	Norcraft Holdings, L.P.
	September 30, 2007		December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$67,000	$(17,619)	$67,000	$(14,269)
Deferred financing costs	16,386	(9,893)	16,386	(8,730)

Total	$83,386	$(27,512)	$83,386	$(22,999)

	Norcraft Companies, L.P.
	September 30, 2007		December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$67,000	$(17,619)	$67,000	$(14,269)
Deferred financing costs	12,853	(8,704)	12,853	(7,859)

Total	$79,853	$(26,323)	$79,853	$(22,128)

Intangible assets not subject to amortization consist of the following:

	September 30, 2007	December 31, 2006
Goodwill	$148,459	$148,459
Brand names	49,000	49,000

Total	$197,459	$197,459

There were no impairment losses or other gains and losses on disposal of intangible assets for the nine months ended September 30, 2007 and 2006.

6.	Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2007	December 31, 2006
Salaries, wages and employee benefits	$9,878	$10,775
Commissions, rebates and marketing programs	4,435	4,661
Interest	5,595	2,250
Other	6,691	6,142

	$26,599	$23,828

Product warranty activity is as follows:

	September 30, 2007	September 30, 2006
Beginning Balance – December 31	$871	$843
Accruals for warranties – current	2,579	3,626
Settlements made during the period	(2,679)	(3,475)

Ending Balance – September 30	$771	$994

Product warranty is a component of the “Other” category in the accrued expenses table above.

7.	Income Taxes - Adoption of FIN 48

The Company is a limited partnership, whereby the Company’s income is allocated to its limited partners for inclusion in their respective tax returns. Accordingly, no liability or provision for federal income taxes and deferred income taxes attributable to the Company’s operations are included in the accompanying financial statements. However, the Company is subject to various state and local taxes at the entity level and files income tax returns in various jurisdictions. Effective January 1, 2007, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”), which provides a comprehensive model for the recognition, measurement and disclosure in financial statements of uncertain income tax positions that a company has taken or expects to take on a tax return. The Company accrues interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax laws. Upon the adoption of FIN 48, the Company recorded a reserve for unrecognized state and local tax benefits totaling $0.4 million as an increase to other long-term liabilities, with a corresponding decrease to retained earnings. The transition adjustment included $0.2 million of interest and penalties, as of January 1, 2007. The Company classifies taxes, interest and penalties as a component of other expense.

The Company is subject to tax examinations by tax authorities in numerous states until the applicable statute of limitations expire. The Company does not anticipate significant changes in the amount of unrecognized tax benefits over the next year.

8.	Long-term Debt

Long-term debt consists of the following:

	Norcraft Holdings, L.P.		Norcraft Companies, L.P.
	September 30, 2007	December 31, 2006	September 30, 2007	December 31, 2006
Senior subordinated notes payable (due in 2011 with semi-annual interest payments at 9%)	$148,000	$150,000	$148,000	$150,000
Unsecured notes (due in 2009 with interest at 8.45%)	3,918	5,878	—	—
Senior discount notes payable (due in 2012 with interest accreting at 9.75%)	118,000	118,000	—	—

Total debt	269,918	273,878	148,000	150,000
Less discount	9,844	17,288	—	—
Less current portion	1,959	1,959	—	—

Long term debt	$258,115	$254,631	$148,000	$150,000

Senior Credit Facility

Norcraft has entered into a senior credit facility, as amended, with a syndicate of financial institutions providing for up to $60 million in borrowings available through a revolving loan facility which matures on May 2, 2011 and has no scheduled amortization or commitment reductions. At the Company’s option, borrowings bear interest at a variable interest rate based on either LIBOR or prime rate plus an applicable margin. The margin is based on the leverage ratio of Norcraft. Interest is payable quarterly at 1.75% over LIBOR (5.12% at September 30, 2007) or 0.75% over prime (7.75% at September 30, 2007). As of September 30, 2007 and December 31, 2006, no amounts were outstanding under the revolving loan facility.

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

Approximately $5.4 million of letters of credit were outstanding at September 30, 2007 and December 31, 2006. The total available under the senior credit facility, which is reduced by any outstanding letters of credit, was $54.6 million at September 30, 2007 and December 31, 2006 as per the amended agreement.

Senior Subordinated Notes

On October 21, 2003, Norcraft and Norcraft Finance Corp., a 100% owned finance subsidiary of Norcraft, issued, on a joint and several basis, $150.0 million, 9% senior subordinated notes due in 2011 (the “Senior Subordinated Notes”). Norcraft Finance Corp. was formed on September 26, 2003 and has no operations. Interest accrues on the Senior Subordinated Notes and is payable semiannually on May 1 and November 1of each year at a rate of 9% per annum. The Senior Subordinated Notes are subordinated to all existing and future senior debt, including indebtedness under the senior credit facility.

Subsequent to November 1, 2007, Norcraft had the option to redeem the notes, in whole or part, at a redemption price equal to 100% of the principal amount plus a premium declining ratably to par, plus accrued and unpaid interest. On August 21, 2007, Norcraft repurchased and cancelled $2.0 million of its Senior Subordinated Notes at a purchase price of $2,025,000 plus accrued interest of $55,000. A loss on this debt extinguishment of $25,000 is included in other expense.

If Norcraft experiences a change of control, it may be required to offer to purchase the Senior Subordinated Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest.

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

Unsecured Notes

In September 2006, Holdings repurchased the equity interests of two former members. Consideration for these repurchases was in the form of $2.0 million in cash and $5.9 million in unsecured notes payable (the “Unsecured Notes”). Principal on the Unsecured Notes is payable in three equal, annual payments. The first principal payment of $2.0 million was paid during September 2007. These notes accrue interest at 8.45%, which is payable quarterly.

The following represents certain condensed consolidating financial information as of September 30, 2007 and December 31, 2006 and for the periods ended September 30, 2007 and 2006 for the issuers and for Norcraft Canada Corporation, a wholly-owned subsidiary of Norcraft, which fully and unconditionally guarantees the Senior Subordinated Notes. In addition, the terms and conditions of the Senior Subordinated Notes limit Norcraft’s ability to pay dividends or other payments to Holdings. In this regard, the net assets of Norcraft are restricted assets of Holdings. As such, condensed financial information for Holdings (the parent company) is also presented.

CONDENSED CONSOLIDATING BALANCE SHEETS

As of September 30, 2007

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.
Current assets	$85,820	$—	$1,544	$—	$87,364	$—	$—	$87,364
Property, plant & equipment, net	34,706	—	4,584	—	39,290	—	—	39,290
Investments in subsidiary	1,458	—	—	(1,458)	—	199,226	(199,226)	—
Other assets	265,034	—	213	(3,787)	261,460	2,344	—	263,804

Total assets	$387,018	$—	$6,341	$(5,245)	$388,114	$201,570	$(199,226)	$390,458

Current liabilities	$39,334	$—	$1,096	$—	$40,430	$1,959	$—	$42,389
Long-term debt	148,000	—	3,787	(3,787)	148,000	110,115	—	258,115
Other liabilities	458	—	—	—	458	—	—	458
Members’ equity subject to put request	—	—	—	—	—	46,981	—	46,981
Members’ equity	199,226	—	1,458	(1,458)	199,226	42,515	(199,226)	42,515

Total liabilities & members’ equity	$387,018	$—	$6,341	$(5,245)	$388,114	$201,570	$(199,226)	$390,458

As of December 31, 2006
	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.
Current assets	$61,710	$—	$1,928	$—	$63,638	$(110)	$—	$63,528
Property, plant & equipment, net	33,639	—	4,476	—	38,115	—	—	38,115
Investments in subsidiary	1,886	—	—	(1,886)	—	184,121	(184,121)	—
Other assets	268,569	—	213	(4,285)	264,497	2,662	—	267,159

Total assets	$365,804	$—	$6,617	$(6,171)	$366,250	$186,673	$(184,121)	$368,802

Current liabilities	$31,683	$—	$446	$—	$32,129	$1,959	$—	$34,088
Long-term debt	150,000	—	4,285	(4,285)	150,000	104,631	—	254,631
Members’ equity subject to put request	—	—	—	—	—	48,835	—	48,835
Members’ equity	184,121	—	1,886	(1,886)	184,121	31,248	(184,121)	31,248

Total liabilities & members’ equity	$365,804	$—	$6,617	$(6,171)	$366,250	$186,673	$(184,121)	$368,802

(1)	Co-issuers

CONDENSED CONSOLIDATING INCOME STATEMENTS

For the Three Months Ended September 30, 2007

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.
Net sales	$105,407	$—	$3,337	$(3,176)	$105,568	$—	$—	$105,568
Cost of sales	68,568	—	3,397	(3,176)	68,789	—	—	68,789

Gross profit	36,839	—	(60)	—	36,779	—	—	36,779
Equity in earnings of subsidiary	(195)	—	—	195	—	14,228	(14,228)	—
Selling, general and administrative expenses	18,755	—	129	—	18,884	—	—	18,884

Income (loss) from operations	17,889	—	(189)	195	17,895	14,228	(14,228)	17,895
Other expense (income):
Interest expense, net	3,299	—	(1)	—	3,298	2,659	—	5,957
Amortization of deferred financing costs	307	—	—	—	307	108	—	415
Other, net	55	—	7	—	62	—	—	62

	3,661	—	6	—	3,667	2,767	—	6,434

Net income	$14,228	$—	$(195)	$195	$14,228	$11,461	$(14,228)	$11,461

For the Three Months Ended September 30, 2006
	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.
Net sales	$114,044	$—	$3,685	$(3,685)	$114,044	$—	$—	$114,044
Cost of sales	76,612	—	3,748	(3,685)	76,675	—	—	76,675

Gross profit	37,432	—	(63)	—	37,369	—	—	37,369
Equity in earnings of subsidiary	(109)	—	—	109	—	14,637	(14,637)	—
Selling, general and administrative expenses	19,192	—	43	—	19,235	—	—	19,235

Income (loss) from operations	18,131	—	(106)	109	18,134	14,637	(14,637)	18,134
Other expense (income):
Interest expense, net	3,172	—	(1)	—	3,171	2,317	—	5,488
Amortization of deferred financing costs	269	—	—	—	269	99	—	368
Other, net	53	—	4	—	57	—	—	57

	3,494	—	3	—	3,497	2,416	—	5,913

Net income	$14,637	$—	$(109)	$109	$14,637	$12,221	$(14,637)	$12,221

CONDENSED CONSOLIDATING INCOME STATEMENTS

For the Nine Months Ended September 30, 2007

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.
Net sales	$301,833	$—	$9,969	$(9,780)	$302,022	$—	$—	$302,022
Cost of sales	199,468	—	9,995	(9,780)	199,683	—	—	199,683

Gross profit	102,365	—	(26)	—	102,339	—	—	102,339
Equity in earnings of subsidiary	(388)	—	—	388	—	35,945	(35,945)	—
Selling, general and administrative expenses	55,110	—	340	—	55,450	—	—	55,450

Income (loss) from operations	46,867	—	(366)	388	46,889	35,945	(35,945)	46,889
Other expense (income):
Interest expense, net	9,963	—	8	—	9,971	7,815	—	17,786
Amortization of deferred financing costs	845	—	—	—	845	318	—	1,163
Other, net	114	—	14	—	128	—	—	128

	10,922	—	22	—	10,944	8,133	—	19,077

Net income	$35,945	$—	$(388)	$388	$35,945	$27,812	$(35,945)	$27,812

For the Nine Months Ended September 30, 2006
	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.
Net sales	$344,586	$—	$13,025	$(13,025)	$344,586	$—	$—	$344,586
Cost of sales	235,958	—	12,751	(13,025)	235,684	—	—	235,684

Gross profit	108,628	—	274	—	108,902	—	—	108,902
Equity in earnings of subsidiary	(37)	—	—	37	—	40,240	(40,240)	—
Selling, general and administrative expenses	57,470	—	288	—	57,758	—	—	57,758

Income (loss) from operations	51,121	—	(14)	37	51,144	40,240	(40,240)	51,144
Other expense (income):
Interest expense, net	9,937	—	(1)	—	9,936	6,781	—	16,717
Amortization of deferred financing costs	837	—	—	—	837	289	—	1,126
Other, net	107	—	24	—	131	—	—	131

	10,881	—	23	—	10,904	7,070	—	17,974

Net income	$40,240	$—	$(37)	$37	$40,240	$33,170	$(40,240)	$33,170

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2007

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.
Cash flows provided by (used in) operating activities	$55,520	$—	$753	$56,273	$22,554	$(22,925)	$55,902
Cash flows provided by (used in) investing activities	(10,313)	—	(705)	(11,018)	—	—	(11,018)
Cash flows provided by (used in) financing activities	(22,925)	—	—	(22,925)	(22,444)	22,925	(22,444)
Effect of exchange rates on cash	—	—	(40)	(40)	—	—	(40)

Net increase (decrease) in cash	22,282	—	8	22,290	110	—	22,400
Cash, beginning of period	3,893	—	145	4,038	(110)	—	3,928

Cash, end of period	$26,175	$—	$153	$26,328	$—	$—	$26,328

For the Nine Months Ended September 30, 2006
	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.
Cash flows provided by (used in) operating activities	$59,143	$—	$788	$59,931	$14,323	$(14,336)	$59,918
Cash flows provided by (used in) investing activities	(9,000)	—	(457)	(9,457)	—	—	(9,457)
Cash flows provided by (used in) financing activities	(14,935)	—	—	(14,935)	(14,323)	14,336	(14,922)
Effect of exchange rates on cash	—	—	(62)	(62)	—	—	(62)

Net increase (decrease) in cash	35,208	—	269	35,477	—	—	35,477
Cash, beginning of period	854	—	79	933	—	—	933

Cash, end of period	$36,062	$—	$348	$36,410	$—	$—	$36,410

(1) Co-issuers

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As discussed below, during the nine months ended September 30, 2007, we continued to experience a significant slow-down in the number of incoming orders due to the industry-wide slow-down caused by the slow-down in the U.S. housing market. Notwithstanding this decrease in sales, our profitability at the gross profit level (as a percent of sales) is improved due to production efficiencies and changes in our product mix.

Results of Operations

The following table outlines for the periods indicated, selected operating data as a percentage of net sales.

	Norcraft Holdings, L.P.
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	65.2%	67.2%	66.1%	68.4%

Gross profit	34.8%	32.8%	33.9%	31.6%
Selling, general and Administrative expenses	17.8%	16.9%	18.4%	16.8%

Income from operations	17.0%	15.9%	15.5%	14.8%

Interest expense, net	5.6%	4.8%	5.9%	4.9%
Amortization of deferred financing costs	0.4%	0.4%	0.4%	0.3%
Other, net	0.1%	0.0%	0.0%	0.0%

Net income	10.9%	10.7%	9.2%	9.6%

	Norcraft Companies, L.P
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	65.2%	67.2%	66.1%	68.4%

Gross profit	34.8%	32.8%	33.9%	31.6%
Selling, general and Administrative expenses	17.8%	16.9%	18.4%	16.8%

Income from operations	17.0%	15.9%	15.5%	14.8%

Interest expense, net	3.1%	2.8%	3.3%	2.9%
Amortization of deferred financing costs	0.3%	0.3%	0.3%	0.2%
Other, net	0.1%	0.0%	0.0%	0.0%

Net income	13.5%	12.8%	11.9%	11.7%

Three Months Ended September 30, 2007 Compared with Three Months Ended September 30, 2006

Net Sales. Net sales decreased by $8.4 million, or 7.4%, from $114.0 million for the three months ended September 30, 2006 to $105.6 million for the same period of 2007. The decrease in sales is primarily caused by the current industry-wide slow-down in the U.S. housing market. Various customers, channels and product lines have been impacted differently by the industry slow-down because of price points, geographies and various other factors. The decline in sales was attributable to a decrease in sales by our Mid Continent division, which made up most of the overall decrease in net sales, as well as a decrease in sales by our UltraCraft division. These decreases were slightly offset by an increase in sales by our StarMark division.

Cost of Sales. Cost of sales decreased by $7.9 million, or 10.3%, from $76.7 million for the three months ended September 30, 2006 to $68.8 million for same period of 2007. The decrease was primarily attributable to our decreased sales volume. Additionally, cost of sales was lowered by $0.4 million from insurance proceeds due to a fire in the Newton, Kansas facility. Cost of sales as a percentage of net sales decreased from 67.2% for the three months ended September 30, 2006 to 65.2% for the same period of 2007.

Gross Profit. Gross profit decreased by $0.5 million, or 1.6%, from $37.3 million for the three months ended September 30, 2006 to $36.8 million for the same period of 2007. Gross profit as a percentage of net sales increased from 32.8% for the three months ended September 30, 2006 to 34.8% for the same period of 2007. Gross profit margin was positively impacted by production efficiencies including labor, scrap and warranty rates.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $0.3 million, or 1.8%, from $19.2 million for the three months ended September 30, 2006 to $18.9 million for the same period of 2007. Selling, general and administrative expenses were lower than the prior-year period because of decreased finance department costs in the UltraCraft division of $0.8 million offset by increased information services costs of $0.4 million and increased administration costs of $0.1 million. Selling, general and administrative expenses as a percentage of net sales increased from 16.9% for the three months ended September 30, 2006 to 17.8% for the same period of 2007.

Income from Operations. Income from operations decreased by $0.2 million, or 1.3%, from $18.1 million for the three months ended September 30, 2006 compared to $17.9 million for the same period of 2007. The decrease in income from operations was a result of factors described above. Income from operations as a percentage of net sales, however, increased from 15.9% for the three months ended September 30, 2006 to 17.0% for the same period of 2007.

Interest, Amortization of Deferred Financing Fees, and Other Expenses. Holdings’ consolidated interest, amortization of deferred financing fees, and other expenses increased by $0.5 million, or 8.8%, from $5.9 million for the three months ended September 30, 2006 to $6.4 million for the same period of 2007. Interest expense increased $0.5 million from increased indebtedness, mainly attributable to the increase in the Senior Discount Notes due to accretion. The average debt balances were $260.8 million and $250.1 million during the three months ended September 30, 2007 and 2006, respectively. The borrowing rates on the Senior Subordinated Notes and the Senior Discount Notes are fixed at 9.0% and 9.75%, respectively. Amortization of deferred financing charges was flat during the three months ended September 30, 2007 compared to the three months ended September 30, 2006. Interest, amortization of deferred financing fees, and other expenses for Holdings as a percentage of net sales increased from 5.2% for the three months ended September 30, 2006 to 6.1% for the same period of 2007.

Interest, amortization of deferred financing fees, and other expenses increased for Norcraft by $0.2 million, or 4.9%, from $3.5 million for the three months ended September 30, 2006 to $3.7 million for the same period of 2007. Interest, amortization of deferred financing fees, and other expenses for Norcraft as a percentage of net sales increased from 3.1% for the three months ended September 30, 2006 to 3.5% for the same period of 2007.

Net Income. Holdings’ net income decreased $0.7 million from $12.2 million for the three months ended September 30, 2006 to $11.5 million for the same period of 2007, for the reasons described above. Net income as a percentage of net sales for Holdings increased from 10.7% for the three months ended September 30, 2006 to 10.9% for the same period of 2007.

Norcraft’s net income decreased $0.4 million from $14.6 million for the three months ended September 30, 2006 to $14.2 million for the same period of 2007, for the reasons described above. Net income as a percentage of net sales for Norcraft increased from 12.8% for the three months ended September 30, 2006 to 13.5% for the same period of 2007.

Nine Months Ended September 30, 2007 Compared with Nine Months Ended September 30, 2006

Net Sales. Net sales decreased by $42.6 million, or 12.4%, from $344.6 million for the nine months ended September 30, 2006 to $302.0 million for the same period of 2007. The decrease in sales is primarily caused by the current industry- wide slow-down in the U.S. housing market. Various customers, channels and product lines have been impacted differently by the industry slow-down because of price points, geographies and various other factors. The decline in sales was attributable to a decrease in sales by our Mid Continent division, which made up most of the overall decrease in net sales, as well as a decrease in sales by our UltraCraft division. These decreases were slightly offset by an increase in sales by our StarMark division.

Cost of Sales. Cost of sales decreased by $36.0 million, or 15.3%, from $235.7 million for the nine months ended September 30, 2006 to $199.7 million for same period of 2007. The decrease was primarily attributable to our decreased sales volume. Additionally, cost of sales was lowered by $0.4 million from insurance proceeds due to a fire in the Newton, Kansas facility. Cost of sales as a percentage of net sales decreased from 68.4% for the nine months ended September 30, 2006 to 66.1% for the same period of 2007.

Gross Profit. Gross profit decreased by $6.6 million, or 6.0%, from $108.9 million for the nine months ended September 30, 2006 to $102.3 million for the same period of 2007. Gross profit as a percentage of net sales increased from 31.6% for the nine months ended September 30, 2006 to 33.9% for the same period of 2007. Gross profit margin was positively impacted by production efficiencies including labor, scrap and warranty rates.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $2.3 million, or 4.0%, from $57.8 million for the nine months ended September 30, 2006 to $55.5 million for the same period of 2007. Selling, general and administrative expenses were lower than the prior-year period because of decreased finance department costs in the UltraCraft division of $2.5 million and decreased sales and marketing expense of $0.7 million offset by increased information services costs of $0.8 million and increased administration costs of $0.1 million. Selling, general and administrative expenses as a percentage of net sales increased from 16.8% for the nine months ended September 30, 2006 to 18.4% for the same period of 2007.

Income from Operations. Income from operations decreased by $4.3 million, or 8.3%, from $51.1 million for the nine months ended September 30, 2006 compared to $46.8 million for the same period of 2007. The decrease in income from operations was a result of factors described above. Income from operations as a percentage of net sales, however, increased from 14.8% for the nine months ended September 30, 2006 to 15.5% for the same period of 2007.

Interest, Amortization of Deferred Financing Fees, and Other Expenses. Holdings’ consolidated interest, amortization of deferred financing fees, and other expenses increased by $1.1 million, or 6.1%, from $17.9 million for the nine months ended September 30, 2006 to $19.0 million for the same period of 2007. Interest expense increased $1.1 million from increased indebtedness, mainly attributable to the increase in the Senior Discount Notes due to accretion. The average debt balances were $258.3 million and $247.9 million during the nine months ended September 30, 2007 and 2006, respectively. The borrowing rates on the Senior Subordinated Notes and the Senior Discount Notes are fixed at 9.0% and 9.75%, respectively. Amortization of deferred financing charges remained flat at $1.1 million during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. Interest, amortization of deferred financing fees, and other expenses for Holdings as a percentage of net sales increased from 5.2% for the nine months ended September 30, 2006 to 6.3% for the same period of 2007.

Interest, amortization of deferred financing fees, and other expenses remained flat for Norcraft at $10.9 million for the nine months ended September 30, 2006 and 2007. Interest, amortization of deferred financing fees, and other expenses for Norcraft as a percentage of net sales increased from 3.1% for the nine months ended September 30, 2006 to 3.6% for the same period of 2007.

Net Income. Holdings’ net income decreased $5.4 million from $33.2 million for the nine months ended September 30, 2006 to $27.8 million for the same period of 2007, for the reasons described above. Net income as a percentage of net sales for Holdings decreased from 9.6% for the nine months ended September 30, 2006 to 9.2% for the same period of 2007.

Norcraft’s net income decreased $4.3 million from $40.2 million for the nine months ended September 30, 2006 to $35.9 million for the same period of 2007, for the reasons described above. Net income as a percentage of net sales for Norcraft increased from 11.7% for the nine months ended September 30, 2006 to 11.9% for the same period of 2007.

Liquidity and Capital Resources

Cash Flows

Our primary cash needs are working capital, capital expenditures, display cabinets, members’ tax distributions, and debt service. We finance these cash requirements through internally-generated cash flow and, if necessary, funds borrowed under our senior credit facility.

Cash provided by operating activities of Holdings was $55.9 million for the nine months ended September 30, 2007, compared with $59.9 million for the same period of 2006, a decrease of $4.0 million. The decrease was primarily due to a decrease in net income of $5.4 million and a change in operating liabilities of $1.3 million, offset by a change in operating assets of $2.0 million.

Cash provided by operating activities of Norcraft was $56.3 million for the nine months ended September 30, 2007, compared with $59.9 million for the same period of 2006, a decrease of $3.6 million. The decrease was primarily due to a decrease in net income of $4.3 million and a change in operating liabilities of $1.3 million, offset by a change in operating assets of $2.0 million.

Cash used in investing activities was $11.0 million for the nine months ended September 30, 2007, compared with $9.5 million for the same period of 2006, an increase of $1.5 million. Additions to display cabinets were $5.8 million for the nine months ended September 30, 2007, compared with $4.6 million for the same period of 2006, an increase of $1.2 million. Additionally, capital expenditures were $5.8 million for the nine months ended September 30, 2007, compared with $4.9 million for the same period of 2006, an increase of $0.9 million. Offsetting the aforementioned increases were insurance proceeds from involuntary asset disposal of $0.5 million for the nine months ended September 30, 2007.

Cash used in financing activities of Holdings was $22.4 million for the nine months ended September 30, 2007, compared with $14.9 million used in the same period of 2006, an increase of $7.5 million. This increase was primarily due to an increase in distributions to members of $6.2 million, a repurchase of Senior Subordinated Notes of $2.0 million, payments under notes issued to former equity holders of $2.0 million and fewer proceeds used for the issuance of member interests of $1.4 million, offset by lower repurchases of members interest of $1.6 million, changes in bank overdrafts payable of $1.7 million and financing costs of $0.8 million.

Cash used in financing activities of Norcraft was $22.9 million for the nine months ended September 30, 2007, compared with $14.9 million used in the same period of 2006, an increase of $8.0 million. This increase was primarily due to an increase in distributions to members of $8.6 million, a repurchase of Senior Subordinated Notes of $2.0 million and fewer proceeds used for the issuance of member interests of $1.4 million, offset by lower repurchases of members interest of $1.6 million, changes in bank overdrafts payable of $1.7 million and financing costs of $0.8 million.

Debt Structure

We have $260.1 million of outstanding debt, consisting of $148.0 million in Senior Subordinated Notes (with semi-annual interest payments at 9%), $108.2 million in Senior Discount Notes (due in 2012, with interest accreting at 9.75%) and $3.9 million in Unsecured Notes (due in 2009, with annual principal payments and quarterly interest payments of 8.45%). Please see Part I, Item 1, “Notes to Consolidated Financial Statements,” Note 8, “Long Term Debt” for details.

Norcraft’s senior credit facility contains covenants, which, among other things, limit: (i) additional indebtedness; (ii) dividends; (iii) capital expenditures and (iv) acquisitions, mergers and consolidations. Indebtedness under the senior credit facility is secured by substantially all of Norcraft’s assets, including its real and personal property, inventory, accounts receivable, intellectual property and other intangibles. The facility also contains certain financial covenants, including maximum leverage ratio, minimum interest coverage ratio and minimum fixed charge coverage ratio. Norcraft was in compliance with these financial covenants at September 30, 2007.

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

Norcraft’s senior credit facility and the indenture governing the Senior Subordinated Notes significantly restrict Norcraft and its subsidiaries from paying dividends and otherwise transferring assets to Holdings. Norcraft may, however, make distributions to Holdings, subject to certain limitations, to permit it to make further distributions to its equity holders to pay taxes on our net income allocated to them. There was $11.3 million and $12.0 million of tax distributions paid for the nine months ended September 30, 2007 and 2006, respectively.

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

As of September 30, 2007, the Company has a $60.0 million revolving credit facility which has a variable rate of interest and has the potential to expose the Company to fluctuations in the interest rate market. As of September 30, 2007, there were no borrowings under this facility. The available credit under this revolver is reduced by any outstanding letters of credit. Approximately $5.4 million of letters of credit were outstanding at September 30, 2007.

Item 4.	Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2007. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2007 to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the Company’s fiscal quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

NORCRAFT HOLDINGS, L.P.
(Registrant)

NORCRAFT COMPANIES, L.P.
(Registrant)

/s/ Mark Buller	/s/ Leigh Ginter
Mark Buller	Leigh Ginter
Chief Executive Officer	Chief Financial Officer

Date: November 14, 2007	Date: November 14, 2007
Signing on behalf of the	Signing on behalf of the
Registrant and as Principal	Registrant and as Principal
Executive Officer	Accounting Officer