Form 10-Q
period 2008-06-30
Norcraft Holdings, L.P.; NORCRAFT COMPANIES LP
filed 2008-08-14
CIK 1305018, 1288248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒.

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, non-accelerated filers, or smaller reporting companies. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒    Smaller Reporting Company  ☐

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

PART I. FINANCIAL INFORMATION

Item 1.

Consolidated Balance Sheets

(dollar amounts in thousands)

(unaudited)

	Norcraft Holdings, L.P.		Norcraft Companies, L.P.
	June 30, 2008	December 31, 2007	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$37,850	$28,409	$37,850	$28,409
Trade accounts receivable, net	31,160	26,822	31,160	26,822
Inventories	24,360	24,088	24,360	24,088
Prepaid expenses	2,124	2,139	2,124	2,139

Total current assets	95,494	81,458	95,494	81,458
Property, plant and equipment, net	37,482	39,478	37,482	39,478

Other assets:
Goodwill	148,459	148,459	148,459	148,459
Customer relationships, net	46,031	48,265	46,031	48,265
Brand names	49,000	49,000	49,000	49,000
Deferred financing costs, net	5,354	6,116	3,352	3,883
Display cabinets, net	9,203	10,074	9,203	10,074
Other	62	227	62	227

Total other assets	258,109	262,141	256,107	259,908

Total assets	$391,085	$383,077	$389,083	$380,844

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,959	$1,959	$—	$—
Accounts payable	10,747	9,786	10,747	9,786
Accrued expenses	17,880	20,279	17,880	20,279

Total current liabilities	30,586	32,024	28,627	30,065
Long-term debt	266,131	260,731	148,000	148,000
Other liabilities	481	453	481	453
Commitments and contingencies	—	—	—	—
Members’ equity subject to put request	33,300	42,331	—	—
Members’ equity	60,587	47,538	211,975	202,326

Total liabilities and members’ equity	$391,085	$383,077	$389,083	$380,844

See notes to consolidated financial statements.

Consolidated Statements of Income

(dollar amounts in thousands)

(unaudited)

	Norcraft Holdings, L.P.
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net sales	$93,218	$102,547	$180,849	$196,454
Cost of sales	64,863	67,238	127,848	130,894

Gross profit	28,355	35,309	53,001	65,560
Selling, general and administrative expenses	16,831	18,898	34,178	36,566

Income from operations	11,524	16,411	18,823	28,994
Other expense (income):
Interest expense, net	6,272	5,909	12,287	11,829
Amortization of deferred financing costs	382	375	762	748
Other, net	30	34	60	66

Total other expense (income)	6,684	6,318	13,109	12,643

Net income	$4,840	$10,093	$5,714	$16,351

See notes to consolidated financial statements.

Consolidated Statements of Income

(dollar amounts in thousands)

(unaudited)

	Norcraft Companies, L.P.
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net sales	$93,218	$102,547	$180,849	$196,454
Cost of sales	64,863	67,238	127,848	130,894

Gross profit	28,355	35,309	53,001	65,560
Selling, general and administrative expenses	16,831	18,898	34,178	36,566

Income from operations	11,524	16,411	18,823	28,994
Other expense (income):
Interest expense, net	3,447	3,291	6,722	6,673
Amortization of deferred financing costs	265	269	531	538
Other, net	30	34	60	66

Total other expense (income)	3,742	3,594	7,313	7,277

Net income	$7,782	$12,817	$11,510	$21,717

See notes to consolidated financial statements.

Consolidated Statements of Changes in Members’ Equity and Comprehensive Income

(dollar amounts in thousands)

(unaudited)

	Norcraft Holdings, L.P.
	Members’ Equity	Accumulated other comprehensive income (loss)	Total comprehensive income (loss)
Members’ equity at December 31, 2007	$47,538	$(54)
Stock compensation expense	596
Accretion on members’ interest subject to put request	9,031
Distributions to members	(2,230)
Repurchase of members’ interest	(68)
Cumulative translation adjustment	6	6	6
Net income	5,714		5,714

Total comprehensive income			$5,720

Members’ equity at June 30, 2008	$60,587	$(48)

See notes to consolidated financial statements.

Consolidated Statements of Changes in Member’s Equity and Comprehensive Income

(dollar amounts in thousands)

(unaudited)

	Norcraft Companies, L.P.
	Member’s Equity	Accumulated other comprehensive income (loss)	Total comprehensive income (loss)
Member’s equity at December 31, 2007	$202,326	$(54)
Stock compensation expense	596
Distribution to member	(2,395)
Repurchase of member interest	(68)
Cumulative translation adjustment	6	6	6
Net income	11,510		11,510

Total comprehensive income			$11,516

Member’s equity at June 30, 2008	$211,975	$(48)

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(dollar amounts in thousands)

(unaudited)

	Norcraft Holdings, L.P.		Norcraft Companies, L.P.
	Six Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Cash flows from operating activities:
Net income	$5,714	$16,351	$11,510	$21,717
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment:	3,127	2,555	3,127	2,555
Amortization:
Customer relationships	2,234	2,233	2,234	2,233
Deferred financing costs	762	748	531	538
Display cabinets	3,491	2,978	3,491	2,978
Provision for uncollectible accounts receivable	1,911	325	1,911	325
Provision for obsolete and excess inventory	212	166	212	166
Provision for warranty claims	1,838	1,646	1,838	1,646
Accreted interest on senior notes	5,400	4,910	—	—
Stock compensation expense	596	384	596	384
Loss (gain) on disposal of assets	1	72	1	72
Change in operating assets and liabilities:
Trade accounts receivable	(6,248)	(144)	(6,248)	(144)
Inventories	(484)	(3,405)	(484)	(3,405)
Prepaid expenses	14	191	14	191
Other assets	150	40	150	40
Accounts payable and accrued liabilities	(2,597)	2,295	(2,597)	2,295

Net cash provided by operating activities	16,121	31,345	16,286	31,591

Cash flows from investing activities:
Proceeds from sale of property and equipment	2	23	2	23
Purchase of property, plant and equipment	(1,785)	(4,151)	(1,785)	(4,151)
Additions to display cabinets	(2,605)	(3,734)	(2,605)	(3,734)

Net cash used in investing activities	(4,388)	(7,862)	(4,388)	(7,862)

Cash flows from financing activities:
Proceeds from issuance of member interests	—	49	—	49
Repurchase of members’ interests	(68)	(716)	(68)	(716)
Distributions to members	(2,230)	(13,380)	(2,395)	(13,736)

Net cash used in financing activities	(2,298)	(14,047)	(2,463)	(14,403)
Effect of exchange rates on cash	6	63	6	63

Net increase in cash and cash equivalents	9,441	9,499	9,441	9,389
Cash and cash equivalents, beginning of the period	28,409	3,928	28,409	4,038

Cash and cash equivalents, end of period	$37,850	$13,427	$37,850	$13,427

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

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the interim consolidated financial statements and accompanying notes included herein should be read in conjunction with the more detailed information contained in the Company’s annual report on form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission. The unaudited interim consolidated financial statements as of June 30, 2008 and 2007 and for the three and six months ended June 30, 2008 and 2007 include all normal recurring adjustments which management considers necessary for the fair presentation of financial position, results of operations and cash flows for the interim periods.

Unless separately stated, the information included in the notes herein relate to both Holdings and Norcraft.

2.	Stock-Based Compensation

Holdings has a management incentive plan, (the “Plan”) which provides for the grants of incentive Class D limited partnership units in Holdings to selected employees of the Company. Under the terms of the Plan, the Class D units generally begin to vest on the December 31 of the first full year following the date of grant, with 50% of the units typically vesting over a 5 year period (time based vesting), and 50% vesting over a 5 year period subject to the Company meeting certain performance based criteria in each of those years (probability based vesting). Upon vesting, each Class D unit entitles the unit holder the option to purchase one Class A unit in Holdings. All Class D units will be issued with an exercise price equal to the then fair value of Holdings’ Class A units.

The fair value of the Class D units granted is based on the Black-Scholes option-pricing model. Upon adoption of SFAS No. 123R the Company is required to incorporate a volatility factor in the fair value calculation. The volatility factor is developed through the use of a sample of peer group companies. The peer group consists of publicly-traded companies that operate in the Company’s same industry. The Company did not grant any incentive Class D units during the three and six months ended June 30, 2008.

Compensation expense related to Class D units was $0.3 million and $0.6 million for the three and six months ended June 30, 2008, respectively, and $0.2 and $0.4 million for the three and six months ended June 30, 2007, respectively. Because individuals receiving these Class D unit awards are employees of Norcraft, the compensation expense is recorded at the Norcraft level.

A summary of Class D Unit activity under the Plan is as follows:

	Six Months Ended June 30, 2008
	Units	Weighted-Average Exercise Price
Beginning balance	5,129,311	$0.83
Granted	—	$—
Exercised	(10,464)	$2.28
Forfeited	(20,929)	$2.28

Ending balance	5,097,918	$0.82

Exercisable balance	3,893,325	$0.63

The intrinsic values of the issued Class D units and exercisable Class D units at June 30, 2008 were $4.8 million and $4.3 million, respectively.

3.	Trade Accounts Receivable

Trade accounts receivable consists of the following:

	June 30, 2008	December 31, 2007
Trade accounts receivable, gross	$32,810	$28,684
Less: Allowance for uncollectible accounts	(1,650)	(1,862)

	$31,160	$26,822

4.	Inventories

Inventories consist of the following:

	June 30, 2008	December 31, 2007
Raw materials and supplies	$15,956	$15,442
Work in process	4,365	4,752
Finished goods	4,039	3,894

	$24,360	$24,088

5.	Intangible Assets

Amortizable intangible assets consist of the following:

	Norcraft Holdings, L.P.
	June 30, 2008		December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$67,000	$(20,969)	$67,000	$(18,735)
Deferred financing costs	16,386	(11,032)	16,386	(10,270)

Total	$83,386	$(32,001)	$83,386	$(29,005)

	Norcraft Companies, L.P.
	June 30, 2008		December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$67,000	$(20,969)	$67,000	$(18,735)
Deferred financing costs	12,853	(9,501)	12,853	(8,970)

Total	$79,853	$(30,470)	$79,853	$(27,705)

Intangible assets not subject to amortization consist of the following:

	June 30, 2008	December 31, 2007
Goodwill	$148,459	$148,459
Brand names	49,000	49,000

Total	$197,459	$197,459

6.	Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2008	December 31, 2007
Salaries, wages and employee benefits	$6,508	$7,594
Commissions, rebates and marketing programs	3,750	4,148
Workers’ compensation	2,525	2,448
Interest	2,299	2,300
Other	2,798	3,789

	$17,880	$20,279

Product warranty activity is as follows:

	June 30, 2008	June 30, 2007
Beginning Balance – December 31	$776	$871
Accruals for warranties – current	1,838	1,646
Settlements made during the period	(1,925)	(1,759)

Ending Balance – June 30	$689	$758

Product warranty is a component of the “Other” category in the accrued expenses table above.

7.	Accounting Changes

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“FAS 157”). FAS 157 established a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. We adopted FAS 157 effective January 1, 2008.

Included as a component of cash and cash equivalents is a money market account which we have classified within Level 1 of the fair level hierarchy. At June 30, 2008, our money market account, measured on a recurring basis, is carried at a fair value of $25.6 million. The implementation of FAS 157 did not have any impact on our consolidated financial position or results of operations for the period ended June 30, 2008.

The effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities was deferred to fiscal years beginning after November 15, 2008. We are assessing the impact of FAS 157 for nonfinancial assets and nonfinancial liabilities.

8.	Long-term Debt

Long-term debt consists of the following:

	Norcraft Holdings, L.P.		Norcraft Companies, L.P.
	June 30, 2008	December 31, 2007	June 30, 2008	December 31, 2007
Senior subordinated notes payable (due in 2011 with semi-annual interest payments at 9%)	$148,000	$148,000	$148,000	$148,000
Unsecured notes (due in 2009 with interest at 8.45%)	3,918	3,918	—	—
Senior discount notes payable (due in 2012 with interest accreting at 9.75%)	118,000	118,000	—	—

Total debt	269,918	269,918	148,000	148,000
Less discount	1,828	7,228	—	—
Less current portion	1,959	1,959	—	—

Long term debt	$266,131	$260,731	$148,000	$148,000

Senior Credit Facility

Norcraft has entered into a senior credit facility, as amended, with a syndicate of financial institutions providing for up to $60 million in borrowings available through a revolving loan facility which matures on May 2, 2011 and has no scheduled amortization or commitment reductions. At the Company’s option, borrowings bear interest at a variable interest rate based on either LIBOR or prime rate plus an applicable margin. The margin is based on the leverage ratio of Norcraft. Interest is payable quarterly at 1.75% over LIBOR (2.47% at June 30, 2008) or 0.75% over prime (5.00% at June 30, 2008). As of June 30, 2008 and December 31, 2007, no amounts were outstanding under the revolving loan facility.

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

Approximately $5.4 million of letters of credit were outstanding at June 30, 2008 and December 31, 2007. The total available under the senior credit facility, which is reduced by any outstanding letters of credit, was $54.6 million at June 30, 2008 and December 31, 2007 as per the amended agreement.

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

Unsecured Notes

In September 2006, Holdings repurchased the equity interests of two former equity holders. Consideration for these repurchases was in the form of $2.0 million in cash and $5.9 million in unsecured notes payable (the “Unsecured Notes”). Principal on the Unsecured Notes is payable in three equal, annual payments. The first principal payment of $2.0 million was paid during September 2007. These notes accrue interest at 8.45%, which is payable quarterly.

The following represents certain condensed consolidating financial information as of June 30, 2008 and December 31, 2007 and for the periods ended June 30, 2008 and 2007 for the issuers and for Norcraft Canada Corporation, a wholly-owned subsidiary of Norcraft, which fully and unconditionally guarantees the Senior Subordinated Notes. In addition, the terms and conditions of the Senior Subordinated Notes limit Norcraft’s ability to pay dividends or other payments to Holdings. In this regard, the net assets of Norcraft are restricted assets of Holdings. As such, condensed financial information for Holdings (the parent company) is also presented.

CONDENSED CONSOLIDATING BALANCE SHEETS

As of June 30, 2008

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.
Current assets	$93,684	$—	$1,810	$—	$95,494	$—	$—	$95,494
Property, plant & equipment, net	33,029	—	4,453	—	37,482	—	—	37,482
Investments in subsidiary	(42)	—	—	42	—	211,975	(211,975)	—
Other assets	261,826	—	212	(5,931)	256,107	2,002	—	258,109

Total assets	$388,497	$—	$6,475	$(5,889)	$389,083	$213,977	$(211,975)	$391,085

Current liabilities	$28,041	$—	$586	$—	$28,627	$1,959	$—	$30,586
Long-term debt	148,000	—	5,931	(5,931)	148,000	118,131	—	266,131
Other liabilities	481	—	—	—	481	—	—	481
Members' equity subject to put request	—	—	—	—	—	33,300	—	33,300
Members’ equity	211,975	—	(42)	42	211,975	60,587	(211,975)	60,587

Total liabilities & members’ equity	$388,497	$—	$6,475	$(5,889)	$389,083	$213,977	$(211,975)	$391,085

As of December 31, 2007

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.
Current assets	$79,986	$—	$1,472	$—	$81,458	$—	$—	$81,458
Property, plant & equipment, net	34,872	—	4,606	—	39,478	—	—	39,478
Investments in subsidiary	898	—	—	(898)	—	202,326	(202,326)	—
Other assets	264,378	—	212	(4,682)	259,908	2,233	—	262,141

Total assets	$380,134	$—	$6,290	$(5,580)	$380,844	$204,559	$(202,326)	$383,077

Current liabilities	$29,355	$—	$710	$—	$30,065	$1,959	$—	$32,024
Long-term debt	148,000	—	4,682	(4,682)	148,000	112,731	—	260,731
Other liabilities	453	—	—	—	453	—	—	453
Members' equity subject to put request	—	—	—	—	—	42,331	—	42,331
Members’ equity	202,326	—	898	(898)	202,326	47,538	(202,326)	47,538

Total liabilities & members’ equity	$380,134	$—	$6,290	$(5,580)	$380,844	$204,559	$(202,326)	$383,077

(1)	Co-issuers

CONDENSED CONSOLIDATING INCOME STATEMENTS

For the Three Months Ended June 30, 2008

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.
Net sales	$92,187	$—	$1,325	$(294)	$93,218	$—	$—	$93,218
Cost of sales	63,617	—	1,540	(294)	64,863	—	—	64,863

Gross profit	28,570	—	(215)	—	28,355	—	—	28,355
Equity in earnings of subsidiary	(454)	—	—	454	—	7,782	(7,782)	—
Selling, general and administrative expenses	16,592	—	239	—	16,831	—	—	16,831

Income (loss) from operations	11,524	—	(454)	454	11,524	7,782	(7,782)	11,524
Other expense (income):
Interest expense, net	3,447	—	—	—	3,447	2,825	—	6,272
Amortization of deferred financing costs	265	—	—	—	265	117	—	382
Other, net	30	—	—	—	30	—	—	30

	3,742	—	—	—	3,742	2,942	—	6,684

Net income	$7,782	$—	$(454)	$454	$7,782	$4,840	$(7,782)	$4,840

For the Three Months Ended June 30, 2007

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.
Net sales	$102,519	$—	$3,355	$(3,327)	$102,547	$—	$—	$102,547
Cost of sales	67,197	—	3,368	(3,327)	67,238	—	—	67,238

Gross profit	35,322	—	(13)	—	35,309	—	—	35,309
Equity in earnings of subsidiary	(140)	—	—	140	—	12,817	(12,817)	—
Selling, general and administrative expenses	18,775	—	123	—	18,898	—	—	18,898

Income (loss) from operations	16,407	—	(136)	140	16,411	12,817	(12,817)	16,411
Other expense (income):
Interest expense, net	3,291	—	—	—	3,291	2,618	—	5,909
Amortization of deferred financing costs	269	—	—	—	269	106	—	375
Other, net	30	—	4	—	34	—	—	34

	3,590	—	4	—	3,594	2,724	—	6,318

Net income	$12,817	$—	$(140)	$140	$12,817	$10,093	$(12,817)	$10,093

CONDENSED CONSOLIDATING INCOME STATEMENTS

For the Six Months Ended June 30, 2008

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.
Net sales	$178,918	$—	$3,157	$(1,226)	$180,849	$—	$—	$180,849
Cost of sales	125,379	—	3,695	(1,226)	127,848	—	—	127,848

Gross profit	53,539	—	(538)	—	53,001	—	—	53,001
Equity in earnings of subsidiary	(946)	—	—	946	—	11,510	(11,510)	—
Selling, general and administrative expenses	33,770	—	408	—	34,178	—	—	34,178

Income (loss) from operations	18,823	—	(946)	946	18,823	11,510	(11,510)	18,823
Other expense (income):
Interest expense, net	6,722	—	—	—	6,722	5,565	—	12,287
Amortization of deferred financing costs	531	—	—	—	531	231	—	762
Other, net	60	—	—	—	60	—	—	60

	7,313	—	—	—	7,313	5,796	—	13,109

Net income	$11,510	$—	$(946)	$946	$11,510	$5,714	$(11,510)	$5,714

For the Six Months Ended June 30, 2007

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.
Net sales	$196,426	$—	$6,632	$(6,604)	$196,454	$—	$—	$196,454
Cost of sales	130,900	—	6,598	(6,604)	130,894	—	—	130,894

Gross profit	65,526	—	34	—	65,560	—	—	65,560
Equity in earnings of subsidiary	(193)	—	—	193	—	21,717	(21,717)	—
Selling, general and administrative expenses	36,355	—	211	—	36,566	—	—	36,566

Income (loss) from operations	28,978	—	(177)	193	28,994	21,717	(21,717)	28,994
Other expense (income):
Interest expense, net	6,664	—	9	—	6,673	5,156	—	11,829
Amortization of deferred financing costs	538	—	—	—	538	210	—	748
Other, net	59	—	7	—	66	—	—	66

	7,261	—	16	—	7,277	5,366	—	12,643

Net income	$21,717	$—	$(193)	$193	$21,717	$16,351	$(21,717)	$16,351

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2008

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.
Cash flows provided by (used in) operating activities	$17,142	$—	$(856)	$—	$16,286	$2,298	$(2,463)	$16,121
Cash flows provided by (used in) investing activities	(5,413)	—	(223)	1,248	(4,388)	—	—	(4,388)
Cash flows provided by (used in) financing activities	(2,463)	—	1,248	(1,248)	(2,463)	(2,298)	2,463	(2,298)
Effect of exchange rates on cash	—	—	6	—	6	—	—	6

Net increase (decrease) in cash and cash equivalents	9,266	—	175	—	9,441	—	—	9,441
Cash and cash equivalents, beginning of period	28,318	—	91	—	28,409	—	—	28,409

Cash and cash equivalents, end of period	$37,584	$—	$266	$—	$37,850	$—	$—	$37,850

For the Six Months Ended June 30, 2007

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.
Cash flows provided by (used in) operating activities	$30,135	$—	$1,456	$—	$31,591	$14,206	$(14,452)	$31,345
Cash flows provided by (used in) investing activities	(6,409)	—	(461)	(992)	(7,862)	—	—	(7,862)
Cash flows provided by (used in) financing activities	(14,403)	—	(992)	992	(14,403)	(14,096)	14,452	(14,047)
Effect of exchange rates on cash	—	—	63	—	63	—	—	63

Net increase (decrease) in cash and cash equivalents	9,323	—	66	—	9,389	110	—	9,499
Cash and cash equivalents, beginning of period	3,893	—	145	—	4,038	(110)	—	3,928

Cash and cash equivalents, end of period	$13,216	$—	$211	$—	$13,427	$—	$—	$13,427

(1)	Co-issuers

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and the accompanying notes included elsewhere in this quarterly report. Additionally, the following discussion should be read together with the Selected Financial Data and our consolidated financial statements and the accompanying notes included in our 2007 annual report on Form 10-K. All of our operations are conducted through Norcraft Companies, L.P. (“Norcraft”). Norcraft is an indirect wholly-owned subsidiary of Norcraft Holdings, L.P. (“Holdings”). The words “Company”, “we”, “us”, and “our” refer to Holdings together with Norcraft.

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

As discussed below, during the three and six months ended June 30, 2008, we continued to experience a slow-down in the number of incoming orders due to the industry-wide slow-down in the U.S. housing market. Additionally, the slow-down in the market has caused us to be more aggressive with pricing and sales promotions. These sales incentives have reduced our gross profit margin percentages.

Results of Operations

The following table outlines for the periods indicated, selected operating data as a percentage of net sales.

	Norcraft Holdings, L.P.
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	69.6%	65.6%	70.7%	66.6%

Gross profit	30.4%	34.4%	29.3%	33.4%
Selling, general and administrative expenses	18.1%	18.4%	18.9%	18.7%

Income from operations	12.3%	16.0%	10.4%	14.7%
Interest expense, net	6.7%	5.8%	6.8%	6.0%
Amortization of deferred financing costs	0.4%	0.4%	0.4%	0.4%

Net income	5.2%	9.8%	3.2%	8.3%

	Norcraft Companies, L.P
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	69.6%	65.6%	70.7%	66.6%

Gross profit	30.4%	34.4%	29.3%	33.4%
Selling, general and administrative expenses	18.1%	18.4%	18.9%	18.7%

Income from operations	12.3%	16.0%	10.4%	14.7%
Interest expense, net	3.7%	3.2%	3.7%	3.4%
Amortization of deferred financing costs	0.3%	0.3%	0.3%	0.3%

Net income	8.3%	12.5%	6.4%	11.0%

Three Months Ended June 30, 2008 Compared with Three Months Ended June 30, 2007

Net Sales. Net sales decreased by $9.3 million, or 9.1%, from $102.5 million for the three months ended June 30, 2007 to $93.2 million for the same period of 2008. The decrease in sales is primarily caused by the current industry-wide slow-down in the U.S. housing market. Various customers, channels and product lines have been impacted differently by the industry slow-down because of price points, geographies and various other factors. The decline in sales was attributable to decreases in sales in all divisions.

Cost of Sales. Cost of sales decreased by $2.3 million, or 3.5%, from $67.2 million for the three months ended June 30, 2007 to $64.9 million for same period of 2008. The decrease was primarily attributable to our decreased sales volume. Cost of sales as a percentage of net sales increased from 65.6% for the three months ended June 30, 2007 to 69.6% for the same period of 2008.

Gross Profit. Gross profit decreased by $7.0 million, or 19.7%, from $35.3 million for the three months ended June 30, 2007 to $28.3 million for the same period of 2008. Gross profit as a percentage of net sales decreased from 34.4% for the three months ended June 30, 2007 to 30.4% for the same period of 2008. Gross profit margin was negatively impacted primarily by aggressive sales incentives and pricing in response to the slow-down in our market. Also, gross profit margin was negatively impacted by inflationary pressures on the pricing of commodity purchases, especially with regard to fuel and other petroleum products.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $2.1 million, or 10.9%, from $18.9 million for the three months ended June 30, 2007 to $16.8 million for the same period of 2008. Selling, general and administrative expenses were lower than the prior-year period mainly due to lower sales and marketing expenses. Selling, general and administrative expenses as a percentage of net sales decreased from 18.4% for the three months ended June 30, 2007 to 18.1% for the same period of 2008.

Income from Operations. Income from operations decreased by $4.9 million, or 29.8%, from $16.4 million for the three months ended June 30, 2007 compared to $11.5 million for the same period of 2008. The decrease in income from operations was a result of factors described above. Income from operations as a percentage of net sales decreased from 16.0% for the three months ended June 30, 2007 to 12.3% for the same period of 2008.

Interest, Amortization of Deferred Financing Fees, and Other Expenses. Holdings’ consolidated interest, amortization of deferred financing fees, and other expenses increased by $0.4 million, or 5.8%, from $6.3 million for the three months ended June 30, 2007 to $6.7 million for the same period of 2008. Interest expense increased $0.4 million from increased indebtedness, mainly attributable to the increase in the Senior Discount Notes due to accretion. The average debt balance was $266.7 million and $260.3 million during the three months ended June 30, 2008 and 2007, respectively. The borrowing rates on the Senior Subordinated Notes and the Senior Discount Notes are fixed at 9.0% and 9.75%, respectively. Amortization of deferred financing charges was flat for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. Interest, amortization of deferred financing fees, and other expenses for Holdings as a percentage of net sales increased from 6.2% for the three months ended June 30, 2007 to 7.1% for the same period of 2008.

Interest, amortization of deferred financing fees, and other expenses increased for Norcraft by $0.1 million, or 4.1%, from $3.6 million for the three months ended June 30, 2007 to $3.7 million for the same period of 2008. Interest, amortization of deferred financing fees, and other expenses for Norcraft as a percentage of net sales increased from 3.5% for the three months ended June 30, 2007 to 4.0% for the same period of 2008.

Net Income. Holdings’ net income decreased $5.3 million from $10.1 million for the three months ended June 30, 2007 to $4.8 million for the same period of 2008, for the reasons described above. Net income as a percentage of net sales for Holdings decreased from 9.8% for the three months ended June 30, 2007 to 5.2% for the same period of 2008.

Norcraft’s net income decreased $5.0 million from $12.8 million for the three months ended June 30, 2007 to $7.8 million for the same period of 2008, for the reasons described above. Net income as a percentage of net sales for Norcraft decreased from 12.5% for the three months ended June 30, 2007 to 8.3% for the same period of 2008.

Six Months Ended June 30, 2008 Compared with Six Months Ended June 30, 2007

Net Sales. Net sales decreased by $15.7 million, or 7.9%, from $196.5 million for the six months ended June 30, 2007 to $180.8 million for the same period of 2008. The decrease in sales is primarily caused by the current industry-wide slow-down in the U.S. housing market. Various customers, channels and product lines have been impacted differently by the industry slow-down because of price points, geographies and various other factors. The decline in sales was attributable to decreases in sales in all divisions.

Cost of Sales. Cost of sales decreased by $3.1 million, or 2.3%, from $130.9 million for the six months ended June 30, 2007 to $127.8 million for same period of 2008. The decrease was primarily attributable to our decreased sales volume. Cost of sales as a percentage of net sales increased from 66.6% for the six months ended June 30, 2007 to 70.7% for the same period of 2008.

Gross Profit. Gross profit decreased by $12.6 million, or 19.2%, from $65.6 million for the six months ended June 30, 2007 to $53.0 million for the same period of 2008. Gross profit as a percentage of net sales decreased from 33.4% for the six months ended June 30, 2007 to 29.3% for the same period of 2008. Gross profit margin was negatively impacted primarily by aggressive sales incentives and pricing in response to the slow-down in our market. Also, gross profit margin was negatively impacted by inflationary pressure on the pricing of commodity purchases, especially with regard to fuel and other petroleum products.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $2.4 million, or 6.5%, from $36.6 million for the six months ended June 30, 2007 to $34.2 million for the same period of 2008. Selling, general and administrative expenses were lower than the prior-year period mainly due to lower sales and marketing expenses. Selling, general and administrative expenses as a percentage of net sales increased from 18.7% for the six months ended June 30, 2007 to 18.9% for the same period of 2008.

Income from Operations. Income from operations decreased by $10.2 million, or 35.1%, from $29.0 million for the six months ended June 30, 2007 compared to $18.8 million for the same period of 2008. The decrease in income from operations was a result of factors described above. Income from operations as a percentage of net sales decreased from 14.7% for the six months ended June 30, 2007 to 10.4% for the same period of 2008.

Interest, Amortization of Deferred Financing Fees, and Other Expenses. Holdings’ consolidated interest, amortization of deferred financing fees, and other expenses increased by $0.5 million, or 3.7%, from $12.6 million for the six months ended June 30, 2007 to $13.1 million for the same period of 2008. Interest expense increased $0.5 million from increased indebtedness, mainly attributable to the increase in the Senior Discount Notes due to accretion. The average debt balance was $265.4 million and $259.0 million during the six months ended June 30, 2008 and 2007, respectively. The borrowing rates on the Senior Subordinated Notes and the Senior Discount Notes are fixed at 9.0% and 9.75%, respectively. Amortization of deferred financing charges was flat for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. Interest, amortization of deferred financing fees, and other expenses for Holdings as a percentage of net sales increased from 6.4% for the six months ended June 30, 2007 to 7.2% for the same period of 2008.

Interest, amortization of deferred financing fees, and other expenses was flat for Norcraft at $7.3 million for the six months ended June 30, 2008 and 2007. Interest, amortization of deferred financing fees, and other expenses for Norcraft as a percentage of net sales increased from 3.7% for the six months ended June 30, 2007 to 4.0% for the same period of 2008.

Net Income. Holdings’ net income decreased $10.7 million from $16.4 million for the six months ended June 30, 2007 to $5.7 million for the same period of 2008, for the reasons described above. Net income as a percentage of net sales for Holdings decreased from 8.3% for the six months ended June 30, 2007 to 3.2% for the same period of 2008.

Norcraft’s net income decreased $10.2 million from $21.7 million for the six months ended June 30, 2007 to $11.5 million for the same period of 2008, for the reasons described above. Net income as a percentage of net sales for Norcraft decreased from 11.0% for the six months ended June 30, 2007 to 6.4% for the same period of 2008.

Liquidity and Capital Resources

Cash Flows

Our primary cash needs are working capital, capital expenditures, display cabinets, members’ tax distributions, and debt service. We finance these cash requirements through internally-generated cash flow and, if necessary, funds borrowed under our senior credit facility.

Cash provided by operating activities of Holdings was $16.1 million for the six months ended June 30, 2008, compared with $31.3 million for the same period of 2007, a decrease of $15.2 million. The decrease was primarily due to a decrease in net income of $10.6 million as discussed above and a change in cash used by operating liabilities of $4.9 million.

Cash provided by operating activities of Norcraft was $16.3 million for the six months ended June 30, 2008, compared with $31.6 million for the same period of 2007, a decrease of $15.3 million. The decrease was primarily due to a decrease in net income of $10.2 million as discussed above and a change in cash used by operating liabilities of $4.9 million.

Cash used in investing activities was $4.4 million for the six months ended June 30, 2008, compared with $7.9 million for the same period of 2007, a decrease of $3.5 million. Capital expenditures were $1.8 million for the six months ended June 30, 2008, compared with $4.2 million for the same period of 2007, a decrease of $2.4 million. Also, additions to display cabinets were $2.6 million for the six months ended June 30, 2008, compared with $3.7 million for the same period of 2007, a decrease of $1.1 million.

Cash used in financing activities of Holdings was $2.3 million for the six months ended June 30, 2008, compared with $14.0 million used in the same period of 2007, a decrease of $11.7 million. This decrease was due to lower distributions to members of $11.1 million and lower repurchases of members’ interests of $0.6 million.

Cash used in financing activities of Norcraft was $2.5 million for the six months ended June 30, 2008, compared with $14.4 million used in the same period of 2007, a decrease of $11.9 million. This decrease was due to lower distributions to members of $11.3 million and lower repurchases of member’s interest of $0.6 million.

Debt Structure

We have $268.1 million of outstanding debt, consisting of $148.0 million in Senior Subordinated Notes (with semi-annual interest payments at 9%), $116.2 million in Senior Discount Notes (due in 2012, with interest accreting at 9.75%) and $3.9 million in Unsecured Notes (due in 2009, with annual principal payments and quarterly interest payments of 8.45%). Please see Part I, Item 1, “Notes to Consolidated Financial Statements,” Note 8, “Long Term Debt” for details.

Norcraft’s amended senior credit facility contains covenants, which, among other things, limit: (i) additional indebtedness; (ii) dividends; (iii) capital expenditures and (iv) acquisitions, mergers and consolidations. Indebtedness under the amended senior credit facility is secured by substantially all of Norcraft’s assets, including its real and personal property, inventory, accounts receivable, intellectual property and other intangibles. The facility also contains certain financial covenants, including maximum leverage ratio, minimum interest coverage ratio and minimum fixed charge coverage ratio. Norcraft was in compliance with these financial covenants at June 30, 2008.

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

Our sales have historically been moderately seasonal and have been strongest in April through October which coincides with construction seasonality.

Item 3.	Quantitative and Qualitative Disclosures of Market Risk

The Company has a $60.0 million revolving credit facility which has a variable rate of interest and has the potential to expose the Company to fluctuations in the interest rate market. As of June 30, 2008, there were no borrowings under this facility. The available credit under this revolver is reduced by any outstanding letters of credit. Approximately $5.4 million of letters of credit were outstanding at June 30, 2008.

Item 4.	Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2008. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2008 to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and also for the purpose of ensuring that material information required to be in the reports is made known to management and others, as appropriate, to allow timely decisions regarding required disclosures.

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the Company’s fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The materialization of any risks and uncertainties identified in Part I, Item 2, “Uncertainty of Forward Looking Statements and Information Statements” contained in this report together with those previously disclosed in the Form 10-K or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows.

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

NORCRAFT HOLDINGS, L.P.
(Registrant)

NORCRAFT COMPANIES, L.P.
(Registrant)

/s/ Mark Buller	/s/ Leigh Ginter
Mark Buller	Leigh Ginter
Chief Executive Officer	Chief Financial Officer

Date: August 14, 2008	Date: August 14, 2008
Signing on behalf of the Registrant and as Principal Executive Officer	Signing on behalf of the Registrant and as Principal Accounting Officer